Form 10-K
period 1993-12-31
PLENUM PUBLISHING CORP
filed 1994-03-29
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                          -----------------------

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1993

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from              to
                                       -----------     ----------

                        Commission File No. 0-916-3

                       PLENUM PUBLISHING CORPORATION
                       -----------------------------
    (Exact name of the Registrant as specified in its Charter)

       Delaware                               13-5648711
       --------                               -----------
(State of Incorporation)              (I.R.S. Employer ID Number)

233 Spring Street, New York, New York                     10013
- ----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including Area Code: 212-620-8000

   Securities registered pursuant to Section 12(b) of the Act

                                       Name of each Exchange
     Title of each class                on which Registered
     -------------------               ---------------------

          None
     -------------------               ----------------------

   Securities registered pursuant to Section 12(g) of the Act

                    Common Stock, $.10 par value
                    ----------------------------
                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                         ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         X
                         ---

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405): at March 14, 1994, $103,481,070.

Indicate the number of shares outstanding of the Registrant's common stock, as of the latest practicable date: On March 14, 1994, 4,498,940 shares.

                              PART I

Item 1.   Business
          --------

          The Registrant is and for many years has been engaged in the business of publishing and distributing advanced scientific and technical material. The Registrant publishes and distributes books and journals and creates and maintains databases for which it receives royalties from unrelated organizations providing access to such materials throughout the world under the imprints of Plenum Press, Consultants
Bureau, DaCapo Press, IFI/Plenum Data, J.S. Canner & Company, and Human Sciences Press. The Registrant and its subsidiaries maintain offices in New York, New York; Wilmington, Delaware; Boston, Massachusetts; Wilmington, North Carolina; London, England; and Moscow, Russia; and warehouse facilities in Edison, New Jersey.
         The Registrant's principal markets are public and private libraries, technically oriented corporations, research organizations and individual scientists, engineers, research workers, other professionals and graduate students throughout the world. Except as to the sale of reprints and trade books, the Registrant does not generally sell to book stores. The Registrant's principal methods of marketing are by direct mail and by advertising in scientific publications, including its own journals. The Registrant makes a wide distribution of its catalogs of published material, as well as plans for new publications. In certain foreign markets, the Registrant utilizes the services of independent distributors and agents.
          The Registrant generally secures copyrights on its publications in its own name or in the name of its subsidiaries. In some cases, pursuant to written agreement, the copyright is secured in the name of the author of the publication or a learned society or other organization. Copyrights on translations of foreign journals are limited to English language translations and do not cover the original foreign language works. Those translations of Russian journals as to which the Registrant is the distributor but not the publisher are copyrighted in the name of the publisher. Most publications printed by the Registrant's DaCapo Press subsidiary are reprints of works in the public domain which are not subject to copyright protection or are works published by others who have sold to the Registrant certain rights for publication, either for a fixed payment or under a royalty agreement.
          The Registrant does not perform any printing operations. It uses outside printing and binding services, with much of the material being prepared by the Registrant for printing. Preparations by the Registrant include editing, creation of a suitable design and typesetting.
          The following table sets forth the total revenues contributed by each class of similar products and services, and the income (loss) generated from securities owned by the Registrant.

                                  1993          1992          1991          1990         1989(a)
                                  ----          ----          ----          ----         -------

Subscription Journals           $33,297,585   $31,812,705  $31,342,821  $29,820,962  $26,617,404

Outside Journals                  2,461,775     3,104,347    2,782,940    2,818,477    2,619,974

Books                            13,317,503    14,191,600   14,953,336   15,011,957   14,749,001

Database Products                 4,210,802     4,202,308    3,831,838    3,885,351    3,210,894

Miscellaneous sales                 810,581       415,039      463,664      467,927      376,198

Interest income                     544,780     3,020,543    3,522,592    4,266,980    5,429,029

Dividend income                   2,136,989     1,636,462    1,546,865    2,649,325    3,474,881

Gain (loss) on
sales of marketable
securities                          801,387     2,476,916       19,714   (3,575,870)   5,026,818

(Provision for) reversal of
net unrealized loss
on marketable
securities                       (1,713,197)       -         6,544,417   (4,574,670)  (1,969,747)

Equity in net income (loss)
of Gradco Systems, Inc.(b)            4,565    (  100,430)  (   91,300)  (4,168,681)  (1,242,590)
                                 ----------    ----------   ----------   ----------   ----------

                                $55,872,770   $60,759,490  $64,916,887  $46,601,758  $58,291,862
                                 ==========    ==========   ==========   ==========   ==========

Notes:

(a)  Reclassified to conform to 1990 presentation.

(b) The Company's investment in Gradco Systems, Inc., which had been included in marketable securities in 1989, was reclassified in 1990 to reflect it as if it had been accounted for using the equity method since inception.

Subscription Journals
- ---------------------

          During 1993, the Registrant published a total of 243 journals, of which 97 were translations of Russian language scientific journals which represented a substantial portion of the Registrant's subscription income. The Russian journals are in the fields of physical sciences, mathematics, engineering and life sciences. In December 1993, the Registrant entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which the litigation then pending, relating to the translation of Russian scientific journals, was ended, and Registrant's role as publisher and distributor of certain of such journals was altered. The Distri-bution Agreement extends from 1994 through 2006. In the lawsuit, the Registrant had alleged a conspiracy by certain competing entities to procure the breach of its translation contract with the Copyright Agency of the former Soviet government ("VAAP") by entering into agreements to obtain translation rights to certain journals.
          Pursuant to the Distribution Agreement, in 1994 the Registrant will distribute for MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, 21 Russian scientific journals in English. MN will become the exclusive publisher of such journals. Prior thereto, the Registrant had translated, published and distributed these journals under a con-tract with VAAP, and under contracts with the individual insti-tutes publishing the journals, and had paid royalties based in part upon the number of subscribers. Under the Distribution Agreement, the Registrant will continue to promote and distribute these journals throughout the world, and will continue to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing its function. In 1994, the Registrant will retain 35% of the revenue, with the amount gradually being reduced to 30% in 1999 and remaining at that level for the balance of the term of the Distribution Agreement. Revenue from such 21 journals in the 1993 journal year constituted 6.7% of the Registrant's overall journal revenue and 16.2% of its Russian journal revenue. Nine of such journals were being published by both the Registrant and the predecessor of MN under conflicting contracts and were the subject of the above-mentioned litigation.
          Under the Distribution Agreement, in 1995 and 1996 MN will undertake the publication of the English translations of 11 additional Russian journals, to be promoted and distributed by the Registrant, representing a total of an additional 13.7% of the Registrant's 1993 Russian journal revenue and 5.6% of its total journal revenue. Commencing in such years, MN may elect to publish the English translations of up to 23 additional
Russian journals, to be promoted and distributed by the Regis-trant. The total revenue to the Registrant from these 23 jour-nals equals 29.2% of Registrant's 1993 Russian journal revenue and 11.9% of its total journal revenue. As to each additional journal which is published by MN and distributed by the Registrant under the Distribution Agreement, the Registrant will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.
          MN intends to cause the above-mentioned journals to be translated and published in the former Soviet Union. The Regis-trant will continue its activities in translating, publishing and distributing both the journals subject to the Distribution
Agreement until they are published by MN and the approximately 40 English Translation Russian Journals not subject to the Agreement. These activities will be undertaken pursuant to the Registrant's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.
          The translation journals published by MN will be distributed by the Registrant under the MAIK Nauka/Interperiodica imprint, and it will be indicated that they are distributed worldwide by Plenum/Consultants Bureau. Those translation journals translated and published by the Registrant will continue to be published under the Registrant's "Consultant's Bureau" imprint.
          Management expects that in 1994 and thereafter, reve-nues and net income from subscription journals will decrease as a result of the Registrant's modified relationship to the transla-tion journals covered by the Distribution Agreement, and also as a result of the political and economic situation in Russia and in the other republics of the former Soviet Union.
          The translation work required for the publication of the Registrant's Russian language material is done primarily by scientists and technical persons in the United States and else-where who have other principal occupations. The Registrant maintains relationships with approximately 130 such persons, most of whom have been rendering translation services to the Regis-trant for several years. The Registrant has been able to obtain the required translators to enable it to meet its needs. The number of translators reflects a reduction from previous years since the Registrant, under the Distribution Agreement, will be translating fewer journals.
          In addition to the Russian Language Translation Jour-nals, the Registrant published 96 journals in its English Lan-guage Journal Program in 1993. The journals are published under the Registrant's "Plenum Press" imprint, and include titles in chemistry, physics, mathematics, computer science, engineering, biology, medicine, psychiatry, social sciences and law. Each journal is published under the direction of an editorial board composed of professionals specializing in the fields of research covered by the journal.
          The Registrant's subsidiary, Human Sciences Press,
Inc., publishes 50 journals, under the "Human Sciences Press" imprint. These journals are primarily in the health, behavioral and social science fields.

Outside Journals
- ----------------

          In April 1993, an American learned society with which the Registrant had a contract to produce English translations of 11 Russian language journals for publication by that society gave notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. For 1993, the amount of revenue generated from the production of these 11 journals was approximately $1,261,000; however, such revenue will cease during 1994.
          The Registrant, through its Boston-based J.S. Canner & Company, Inc. subsidiary, engages in the purchase and sale of backissue periodicals to libraries, colleges, universities and other users.

Books
- -----

          The Registrant's Plenum Press division publishes scientific, technical and medical books for use by scientists, engineers, research workers, other professionals and graduate students, and their supporting libraries, research laboratories and institutions. During 1993, the division published 288 new titles as part of this program, and had an active backlist of approximately 3,800 titles as of December 31, 1993. During 1992, 305 new titles were published. Titles include comprehensive treatises, monographs and other advanced text-reference works, as well as proceedings of meetings reporting original scientific research, works surveying the state of the art in various scientific fields and specialized bibliographies and data compilations. In recent years, a number of books treating scientific topics of interest to the general reader have also been published.
          The Registrant's DaCapo Press, Inc. subsidiary publishes reprints of books in music, dance, visual arts and the social sciences. These books are sold mainly to libraries and specialists in these fields. DaCapo also publishes a line of academic/trade paperbacks in the arts, biography and history. During 1993, this subsidiary published 40 titles compared to 43 titles in the prior year. As of December 31, 1993, this subsidiary had an active backlist of approximately 1,500 titles.
          The Registrant's Human Sciences Press, Inc. subsidiary had an active backlist of approximately 400 titles as of December
31, 1993. The Registrant has no immediate plans to publish new titles under the Human Sciences imprint, but will continue to publish the backlist under such imprint. The Human Sciences books are primarily in the health, behavioral and social science fields, and are sold mainly to libraries and professionals in these fields.

Database Products
- -----------------

          The Registrant's IFI/Plenum Data Corporation subsidiary ("IFI") is primarily involved in providing to major industrial users on-line access to the IFI Comprehensive Data Base of Patents, a computerized index file containing references to all United States chemical and chemical related patents issued since January 1950. The Registrant's customers generally use terminals at their own facilities to obtain the information through several international database networks. The file is further utilized by IFI in its performance of patent searches for law firms and other customers. IFI produces other on-line databases for searching chemical, general, electrical and mechanical United States patents, and publishes in book format the Patent Intelligence and Technology Report and The Assignee Index, all of which are patent information publications. IFI also offers other online database products including Mental Health Abstracts and Information Science Abstracts.
          The Registrant through its subsidiary, Career Placement Registry, Inc. ("CPR"), has developed a database system of infor-mation concerning college graduates and experienced personnel who are seeking employment opportunities. The information had been made available to the approximately 150,000 subscribers to the Dialog Information Services of Knight-Ridder, Inc. Effective March 1, 1994, Dialog discontinued carrying the database due to insufficient use. CPR is currently seeking another carrier. Since its creation in 1981, the operations of CPR have not had a significant impact on the Registrant's earnings.

Other Publishing Activities
- ---------------------------

          Plenum Publishing Company Limited, the Registrant's English subsidiary, provides sales representation for the Registrant in the United Kingdom and European markets. Plenum Publishing Company Limited also performs editorial procurement services for the scientific book and journal publishing programs of the Registrant.

Competition
- -----------

          The market in which the Registrant operates both for the procurement of manuscripts and the sale of its products is highly competitive. The Registrant is one of the leading publishers and distributors of English translations of Russian scientific journals. However, several other companies with English translation capabilities have relationships with individuals and entities responsible for the publication of scientific and technical material in the former Soviet Union. In addition, other publishers in the United States and abroad with greater financial resources than the Registrant are engaged in the publication of original English language scientific materials and database products, as well as the reprint of out-of-print books and other books generally not available.

Export Sales
- ------------

          The Registrant's sales derived from customers outside the United States aggregated approximately $23,217,000 in 1993 (approximately 43% of consolidated sales). Sales derived from customers outside the United States were approximately $21,214,000 in 1992 and $21,453,000 in 1991 (approximately 39% and 40%, respectively, of consolidated sales). The Registrant generally prices its products sold abroad in U.S. dollars.

Investments in Securities
- -------------------------

          In 1993, the Registrant's dividends, interest income, net realized and unrealized gains/losses on marketable securities, and equity in the net income (loss) of Gradco Systems, Inc. (the foregoing items net of interest expense and other investment-related expenses) represented 3.2% of the Registrant's pre-tax income. In 1992, such items (net of interest expense and other investment-related expenses) represented 18.4% of pre-tax income.
          The Registrant's excess cash is invested principally in
a portfolio of marketable securities.  Market conditions and the nature of the investments have an impact on the performance of the portfolio.  Excess cash is also invested in part, from time to time, in short-term investments such as time deposits, money market funds and commercial paper, and in the past has been
invested in U.S. Government securities.  The investments of ex-
cess cash are available for corporate purposes, and have been so used periodically.  On April 30, 1993 the Registrant's outstand-
ing 6-1/2% convertible subordinated debentures due 2007 were re-deemed, requiring an expenditure of $40,734,793 which was funded principally from liquidation of a portion of such investments.
          The Registrant owns 913,000 shares of Common Stock of
Gradco Systems, Inc. ("Gradco"), an office automation company, which were acquired by the Registrant during the period October,
1989 through August, 1991.  The acquisitions by the Registrant have been reported in a Statement on Schedule 13D and amendments thereto filed jointly with the Securities and Exchange Commission by the Registrant and by its Chairman, Martin E. Tash, and his
wife, who as of the date hereof had acquired a total of 250,672 shares.  Mr. Tash also has currently exercisable options to
purchase 50,000 additional shares.  The filings are required because the Registrant and Mr. and Mrs. Tash as a group (the
"Group") beneficially own more than 5% of the outstanding shares of Gradco (11.7% by the Company and 3.8% by Mr. and Mrs. Tash, inclusive of his currently exercisable options, as of the date hereof, for a total of 15.5%).
          In October 1990, in a proxy contest, a five-person slate
of directors was nominated by the Group in opposition to the nominees of Gradco's then current management.  The slate consisted of Martin E. Tash (Registrant's Chairman of the Board and Chief Executive Officer), Bernard Bressler (Secretary and a director of Registrant) and three other individuals not affiliated with Registrant. Three nominees of the Group (including Messrs. Tash and Bressler) were elected to directorships, constituting a majority of the Board.
The newly named Board named Mr. Tash as Gradco's Chairman and Chief Executive Officer.
          The Group may be deemed to have obtained control of
Gradco in October 1990, as a result of the fact that its nominees were elected as a majority of Gradco's Board of Directors.
Gradco's current five-person Board, elected without any opposing nominees at its October 1993 Annual Meeting, consists of Messrs.
Tash and Bressler, and three other persons.  All of the nominees were designated as such at the request of the Group, which there-
fore may be deemed to continue to have control of Gradco.
          Registrant has not undertaken any obligations in
connection with Gradco's operations or advanced any funds to it and does not otherwise engage in business through Gradco.
          The Registrant's investment in Gradco is reflected in
the Financial Statements included herein using the equity method of accounting.
          Gradco, the Registrant and Mr. Tash are defendants in a lawsuit which has been brought by certain former management employees of Gradco.  See Item 3, Legal Proceedings.
                                  -----------------

          In view of the securities investments described above, the Registrant evaluates its status under the Investment Company Act of 1940, as amended (the "Company Act"), on an annual basis. (Prior to the redemption of the Debentures, such evaluation had been performed on a quarterly basis, but in view of the signifi-cant reduction of investments resulting from the redemption, the Registrant now considers an annual analysis to be sufficient.) The Company Act requires the registration with the Securities and Exchange Commission of, and imposes various substantive restric-tions on, any "investment company." The Company Act defines the term "investment company" to include a company that engages primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. An "investment company" may also include a company which engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and which owns or proposes to acquire investment securities (which for this purpose excludes U.S. Government securities) having a value that exceeds 40% of the value of such company's total assets (excluding cash items and U.S. Government securities), unless the company is primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities.
          The Registrant's principal business continues to be publishing and distributing advanced scientific and technical material, and the Registrant is not primarily engaged in invest-ing, reinvesting or trading in securities. As of December 31, 1993, investment securities represented less than 40% of the value of the Registrant's total assets (exclusive of U.S. Govern-ment securities and cash items), and in any event the Registrant continued to be exempt from status as an investment company pursuant to Rule 3a-1 under the Company Act because less than 45% of the value of its total assets (exclusive of U.S. Government securities and cash items) consisted of, and less than 45% of its net income after taxes for the last four fiscal quarters combined was derived from, securities (other than U.S. Government securi-ties).

Miscellaneous Information
- -------------------------

          The Registrant currently employs approximately 300 full time employees.
          Backlog is not significant in the Registrant's business because orders are filled on a current basis. The Registrant does receive payments and on occasion records receivables from journal subscribers in advance of the issuance of journals, and the amounts appearing on the Registrant's Consolidated Balance Sheets as "Deferred Subscription Income" represent these items.
See Note 1 of Notes to Consolidated Financial Statements.
          The business of the Registrant is not seasonal. No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts at the election of the Government. Compliance with the provisions enacted regulating the discharge of materials into the environ-ment or otherwise relating to the protection of the environment does not have an effect upon the Registrant.

Item 2.   Properties
          ----------

          As of December 31, 1993, the Registrant had leases at the following principal locations:

                                       Expiration        Annual
Address               Size             Date of Lease     Rent
- -------               ----             -------------     ------
233 Spring Street     61,650 sq. ft.       2007          $264,114 in 1994,
New York, NY                                             and increasing to a
                                                         maximum of $340,512
                                                         in 2006.

150 Bay Street        10,000 sq. ft.       1997          $49,400 in 1994
Jersey City, NJ                                          and thereafter

10 Charles Street     20,800 sq. ft.       1996          $125,073 in 1994
Needham Heights, MA                                      and thereafter

90 Middlesex Street    2,400 sq. ft.       1996          $44,000 in 1993
London, U.K.                                             and thereafter


          Various of the leases referred to above provide for additional payments or increases in rent over the base rental specified above under different circumstances. In addition to the leases referred to above, the Registrant or its subsidiaries have leases on space at various locations with a total annual rental of approximately $22,450.
          The Registrant's warehouse operations are conducted at a 69,000 square foot warehouse in Edison, New Jersey which is owned by Registrant.

Item 3.   Legal Proceedings
          -----------------

          (a)  Plenum Publishing Corporation v. Interperiodica,
               -----------------------------------------------
et al.
- ------
          This litigation, which was previously reported in the Registrant's Report on Form 10-K for the fiscal year ended Decem-ber 31, 1992, was discontinued with prejudice and without costs in December 1993, pursuant to the Journal Production and Distrib-ution Agreement described in Item 1, Business, under "Subscrip-
                                     --------
tion Journals."

          (b)  Stewart, et al. v. Gradco Systems, Inc.,
               ---------------------------------------
Plenum Publishing Corporation, et al.
- ------------------------------------

          As the result of the proxy contest in October 1990, described above in Item 1, Business, under "Investments in Securities", the composition of the Board of Directors of Gradco Systems, Inc. ("Gradco") was changed. Among such changes were the election of Martin E. Tash, the Registrant's Chief Executive Officer, to the Gradco Board, and the non-renewal of Keith Stewart as a member of the Gradco Board. Mr. Tash succeeded Mr. Stewart as Chief Executive Officer of Gradco.
          In December 1990, Gradco asserted claims in the Superi-or Court of California against Mr. Stewart and others, alleging a conspiracy on their part to defraud Gradco of a substantial part of its assets. Mr. Stewart was charged with converting Gradco funds to satisfy his personal obligations and other wrongful actions, including defaulting on a promissory note in Gradco's favor. The aggregate of the allegedly converted funds exceeds $1,000,000. The complaint, among other things, also seeks a declaration that no payments are due under "golden parachute" agreements which are claimed to have been wrongfully obtained.
          Certain of Gradco's former employees, including Mr. Stewart, have instituted actions in the Superior Court of Cali-fornia against Gradco, Mr. Tash and the Registrant, claiming, among other things, the breach of the above-referenced "golden parachute" agreements. The stated aggregate claims for compensa-tory damages by said former employees exceeds $20,000,000. Of that sum, approximately $2,500,000 is attributable to the afore-said alleged breach of the "golden parachute" agreements. The balance is principally attributed to various causes of action arising from the same set of facts, including such claims as bad faith denial of contract existence, conspiracy to induce breach of contract, and intentional infliction of emotional distress. Gradco, the Registrant and Mr. Tash have denied all liability and have interposed various affirmative defenses. The claims by one of the former employees have been settled, with Gradco being responsible for the settlement payments.
          Pre-trial discovery is being conducted with respect to the aforesaid matters in dispute, and the discovery cutoff date is June 30, 1994. A trial date has not yet been set. Management of the Registrant, after consultation with counsel, believes that the action will not result in a material loss to the Registrant and intends to vigorously defend against it.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable.

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

          The Common Stock of the Registrant is traded on the NASDAQ National Market System. The following table sets forth, for the calendar quarters indicated, information furnished by the NASD, Inc.
as to the high and low sale prices for the Registrant's Common Stock as reported on the NASDAQ National Market System under the symbol PLEN. The table also sets forth dividends declared during such periods.
There were approximately 638 record holders of the Registrant's Common Stock on March 14, 1994. The number of holders as so stated does not include individual participants in security position listings.

                                                     Dividends
Calendar Year Ended December 31,   High      Low     Per Share
- --------------------------------   ----      ---     ---------
1993
- ----
First Quarter.................... 30-1/2    25-3/4     $ .27
Second Quarter................... 30        25-1/2       .27
Third Quarter.................... 27-3/4    22-3/4       .27
Fourth Quarter................... 26-1/4    22-1/2       .27

                                                     Dividends
Calendar Year Ended December 31,   High      Low     Per Share
- --------------------------------   ----      ---     ---------
1992
- ----
First Quarter.................... 22-7/8    19-1/2     $ .26
Second Quarter................... 21-3/4    20-1/2       .26
Third Quarter.................... 23-1/2    20-3/4       .26
Fourth Quarter................... 26-3/8    22-3/4       .26

          The Registrant has paid cash dividends on its Common Stock in each year since 1974. The payment and amount of future dividends are dependent upon the Registrant's earnings, general financial condition and the requirements of the business and upon declaration of the dividend from time to time by the Board of Directors.

Item 6.   Selected Financial Data
          ------------------------

                                                 Year Ended December 31,
                                  1993          1992          1991         1990       1989(a)
                                  ----          ----          ----         ----       ----
Subscriptions, books,
outside journals and
other sales, net              $54,098,246   $53,725,999  $53,374,599  $52,004,674  $ 47,573,471

Income (loss) from interest
and dividends, and net
realized and unrealized
gain/loss on marketable
securities                      1,769,959     7,133,921   11,633,588   (1,234,235)   11,960,981

Equity in net income (loss)
of Gradco Systems, Inc.(b)          4,565     (100,430)     (91,300)   (4,168,681)   (1,242,590)

Income before extraordinary
items and cumulative
effect on prior years of
accounting change              10,928,707    12,148,883   17,235,054    1,917,329    13,910,422

Extraordinary (loss)
gain(c)                        (1,319,794)      394,823      100,638      196,659       -

Cumulative effect on
prior years of accounting
change(d)                          -          1,179,950        -            -           -

Net income                      9,608,913    13,723,656   17,335,692    2,113,988    13,910,422

Per share of Common Stock
- -- primary:

  Income before extraordinary
  items and cumulative
  effect on prior years of
  accounting change                  2.37          2.57         3.43          .35          2.52

  Extraordinary (loss)
  gain(c)                            (.29)          .08          .02          .04            -

  Cumulative effect on
  prior years of accounting
  change(d)                            -            .25           -            -             -

  Net income                         2.08          2.90         3.45          .39          2.52

Per share of Common
Stock -- fully diluted(e):

  Income before extraordinary
  items and cumulative
  effect on prior years of
  accounting change                  2.30          2.28         2.92           -           2.24

  Extraordinary (loss)
  gain(c)                            (.26)          .06          .02           -             -

  Cumulative effect on prior
  years of accounting
  change(d)                            -            .19           -            -             -

  Net income                         2.04          2.53         2.94           -           2.24

Total assets                   88,605,160   125,852,355  128,364,118  122,853,925   132,685,432

Long-term debt                         -     40,827,000   47,635,000   48,935,000    50,635,000

Dividend declared per
share of Common Stock                1.08          1.04         1.00          .92           .80

Footnotes to Table of Selected Financial Data

(a) Reclassified to conform to 1990 presentation.

(b) The Company's investment in Gradco Systems, Inc., which had been included in marketable securities in 1989, was reclassified in 1990 to reflect it as if it had been accounted for using the equity method since inception.

(c) Extraordinary loss in 1993 results from the early retirement of 6 1/2% Convertible Subordinated Debentures on April 30, 1993.

(d) Effective January 1, 1993, the Registrant has made an accounting change for deferred taxes as a result of the application of the Statement of Financial Accounting Stan-dards No. 109.

(e) Fully diluted net income per share is not presented for the periods where the result of the computation is anti-dilutive.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        --------------------------------------------------
Results of Operations
- ---------------------

1993 Compared to 1992
- ---------------------

        Revenues from the Company's publishing operations in-creased by 0.7% to $54,098,246. Revenues from subscriptions and outside journals increased by 2.4%, primarily attributable to more journal issues being published and higher selling prices, offset by non-renewals of subscriptions partially due to the reduced buying power of libraries. Revenues from book sales decreased by 6.2% primarily due to fewer book titles being published.
        In December 1993, the Company entered into a Journal
Production and Distribution Agreement (the "Distribution Agree-ment") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which the litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distri-bution Agreement extends from 1994 through 2006.
        Pursuant to the Distribution Agreement, in 1994 the Company will distribute for MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, 21 Russian scientific journals in English. MN will become the exclusive publisher of such journals. Prior thereto, the Company had translated, published and distributed these journals under a con-tract with the Copyright Agency of the former Soviet government, and under contracts with the individual institutes publishing the journals, and had paid royalties based in part upon the number of subscribers. Under the Distribution Agreement, the Company will continue to promote and distribute these journals throughout the world, and will continue to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing its function. In 1994, the Company will retain 35% of the revenue, with the amount gradually being reduced to 30% in 1999 and remaining at that level for the balance of the term of the Distribution Agreement. Revenue from such 21 journals in the 1993 journal year constituted 6.7% of the Company's overall journal revenue and 16.2% of its Russian journal revenue. Nine of such journals were being published by both the Company and the predecessor of MN under conflicting contracts and were the subject of the above-mentioned litigation.
        Under the Distribution Agreement, in 1995 and 1996 MN will undertake the publication of the English translations of 11 additional Russian journals, to be promoted and distributed by the Company, representing a total of an additional 13.7% of the Company's 1993 Russian journal revenue and 5.6% of its total journal revenue. Commencing in such years, MN may elect to publish the English translations of up to 23 additional Russian journals, to be promoted and distributed by the Company. The total revenue from these 23 journals equals 29.2% of the Comp-any's 1993 Russian journal revenue and 11.9% of its total journal revenue. As to each additional journal which is published by MN and distributed by the Company under the Distribution Agreement, the Company will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.
        MN intends to cause the above-mentioned journals to be translated and published in the former Soviet Union. The Company will continue its activities in translating, publishing and distributing both the journals subject to the Distribution
Agreement until they are published by MN and the approximately 40 English Translation Russian Journals not subject to the Agreement.
These activities will be undertaken pursuant to the Company's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.
        Management expects that in 1994 and thereafter, revenues and net income from subscription journals will decrease as a result of the Company's modified relationship to the translation journals covered by the Distribution Agreement, and also as a result of the political and economic situation in Russia and in the other republics of the former Soviet Union.
        In April 1993, an American learned society with whom the Company had a contract to produce English translations of 11
Russian language journals for publication by that society gave formal notice that they would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year.
For fiscal 1993, the amount of revenue generated from the produc-tion of these 11 journals was approximately $1,261,000; however, such revenue will cease during fiscal 1994.
          The cost of sales as a percentage of revenues increased from 39.82% to 40.08%, primarily due to higher salaries and employee benefit costs, offset by a more favorable mix of reve-nues from subscriptions and outside journals and book sales. The increase in royalty expenses was principally due to increased royalty rates. The decrease in selling, general and administra-tive expenses was primarily attributable to decreased profession-al fees and bad debt expense, offset by higher salaries, employee benefit costs and sales commissions.
        The decrease in interest income was principally due to lower interest rates and decreased investments in Government securities, time deposits and money market funds, arising in large part because of the decrease in investment assets utilized for redemption of the Company's 6-1/2% Convertible Subordinated Debentures on April 30, 1993. The increase in dividend income resulted from the increase in average investment in marketable securities in 1993. The Company had a net realized gain of $801,387 on marketable securities and recorded a provision of $1,713,197 for net unrealized losses on marketable securities for 1993, as compared to a net realized gain of $2,476,916 on marketable securities for 1992. The decrease in interest expense was primarily due to the redemption of the Debentures.
          The decrease in net income was principally attributable to the decrease in investment income as discussed in the preceding paragraph and the extraordinary loss from early retirement of 6-1/2% Convertible Subordinated Debentures. The provision for income taxes as a percentage of income decreased in 1993 as compared to 1992 because in 1992 the Company recorded an additional provision for state and local income taxes for assessments of such taxes expected with respect to prior years.
          In May 1993, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No.115,
"Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993.
Under the new rules, which the Company will adopt effective
January 1, 1994, the Company will classify its marketable equity securities held as trading securities on the basis of its intent to trade such securities. Accordingly, all marketable equity securities classified as trading securities will be carried at fair market value. Unrealized gains and losses applicable to these securities will be reported as a component of current earnings. Presently, the Company values marketable equity securities as trading securities and reports such securities at the lower of aggregate cost or market, with unrealized losses reported as a component of current earnings.

1992 Compared to 1991
- ---------------------

        Revenues from the Company's publishing operations increased by 0.7% to $53,725,999. Revenues from subscriptions and outside journals increased by 2.3%, primarily attributable to higher selling prices, offset by non-renewals of subscriptions partially due to the impact of the recession on the buying power of libraries and individuals, and fewer journal issues being published. Revenues from book sales decreased by 5.3% primarily due to fewer book titles being published. Revenues from database products increased by 9.7%, primarily due to increased prices.
        The cost of sales as a percentage of revenues increased from 39.56% to 39.82%, primarily due to higher salaries and employee benefit costs, offset by a more favorable mix of revenues from subscriptions and outside journals and book sales, and increased prices of database products. The increase in royalty expense was principally due to increased royalty rates and higher costs associated with extended
English translation and publication agreements with Institutes publishing scientific journals in Russia. The insignificant decrease in selling, general and administrative expenses was primarily attributable to lower sales commissions, advertising expenditures, computer expenses and mailing expenses, offset by higher salaries and employee benefit costs and increased professional fees.
        The decrease in interest income was principally due to lower interest rates. The increase in dividend income was due to increased investment in marketable securities. The Company had a net realized gain of $2,476,916 on marketable securities for 1992, as compared to a net realized gain of $19,714 and a reversal of the provision of $6,544,417 for net unrealized loss on marketable securities for 1991. The decrease in interest expense resulted from the repurchase of $6,808,000 of 6 1/2% Convertible Subordinated Debentures due April 15, 2007.
        The decrease in net income was principally due to the decrease in investment income discussed in the preceding paragraph, decreased income from publishing operations and an increase in the provision for income taxes as a percentage of income, offset by the cumulative effect on prior years of accounting change for deferred income taxes and extraordinary credit arising from the repurchase of 6 1/2% Convertible Subordinated Debentures. The provision for income taxes as a percentage of income increased because the reversal of net unrealized losses on marketable securities in 1991 was exempt from income taxes to the extent that said losses, when incurred in 1990, had no deferred tax benefits recognized, and in 1992 the Company recorded an additional provision for state and local income taxes for assessments of such taxes expected with respect to prior years.

Liquidity and Sources of Capital
- --------------------------------

        The ratio of current assets to current liabilities is 6.3 to 1 at December 31, 1993 compared to 2.1 to 1 at December 31, 1992.
        Management anticipates that internally generated funds will exceed requirements of the operations of the business. The Company also has funds of approximately $53,855,000 at December 31, 1993 invested in marketable securities and in cash, which are available for corporate purposes.
        On April 30, 1993 (the "Redemption Date"), pursuant to a notice of election to redeem which had been given to the holders on March 24, 1993, the Company redeemed the Debentures which were outstanding on the Redemption Date. In accordance with the terms of the Debentures and the applicable Trust Indenture, the redemp-tion required a total payment of $40,734,793 (representing the redemption price of 102.60% of the principal amount of outstanding Debentures and accrued interest from April 15 to April 30, 1993).
This amount was funded by liquidating a portion of the Company's investments of its excess cash, and from short-term borrowing on the Company's margin account with a broker.

Item 8. Financial Statements and Supplementary Data
        ---------------------------------------------------

        Response to this Item is contained in Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Ac-
        counting and Financial Disclosure
        ----------------------------------------------------

        Not applicable.

                            PART III

Item 10.    Directors and Executive Officers of the Registrant
            ---------------------------------------------------

        (a) The following table sets forth the name of each director and executive officer of the Registrant, the date on which his present term as a director will expire, and the nature of all positions and offices with the Registrant held by him at present. The term of office of all executive officers expires at the next annual meeting of stockholders of the Registrant, which is to be held in June 1994.

                       Present Term
                       as Director
Name                    Expires             Position
- ----                 -------------          --------

Martin E. Tash             1994            President and
                                           Chairman of the Board
                                           of Directors

Mark Shaw                  1994            Executive Vice
                                           President and Director

Bernard Bressler           1994            Secretary and Director

Earl Ubell                 1995            Director

N. Bruce Hannay            1995            Director

Howard F. Mathiasen        1995            Director

Ghanshyam A. Patel         ----            Treasurer and Chief
                                           Financial Officer;
                                           Assistant Secretary

        (b) The following is a brief account of the recent business experience of each director and executive officer, and directorships held with other companies which file reports with the Securities and Exchange Commission.

Name                          Business Experience
- ----                          -------------------

Martin E. Tash,         Mr. Tash has been actively engaged in the
age 53                  the Registrant's business since 1971. He has
                        been Chairman of the Board and President since July 15, 1977, and served as Treasurer and Chief Financial Officer from 1971 until
                        September 29, 1986. Mr. Tash is also Chairman of the Board and Chief Executive Officer of Gradco Systems, Inc.

Mark Shaw,              Mr. Shaw has been actively engaged in the
age 55                  Registrant's business since 1963. He has
                        been Executive Vice President since July
                        15, 1977, and manages the Registrant's
                        book and journal publication program.

Bernard Bressler,       Mr. Bressler has been a practicing
age 66                  attorney since 1952, and is presently a
                        member of the firm of Bressler, Amery &
                        Ross, counsel to the Registrant.  Mr.
                        Bressler is also a director of Gradco
                        Systems, Inc.

Earl Ubell,             Mr. Ubell has been the Health and Science
age 67                  Editor of WCBS-TV since September 11,
                        1978.  Between August 1976 and September
                        1978, Mr. Ubell was the Producer of
                        Special Events and Documentaries for NBC
                        News. For more than three years prior to that time, Mr. Ubell was the Director of News of WNBC-TV.

N. Bruce Hannay,        Dr. Hannay has been a business and
age 73                  technical consultant since his retire-
                        ment, as of April 10, 1982, from Bell
                        Telephone Laboratories, Incorporated
                        where he had held the position of Vice
                        President - Research and Patents for the preceding ten years. Dr. Hannay had been employed by Bell Laboratories since 1944 and had been engaged in a variety of re-search programs. Dr. Hannay performs consulting services for several comp-anies, and is a director of General Sig-nal Corp., and of a group of mutual funds sponsored by Alex. Brown & Sons, Inc.

Howard F. Mathiasen,    Mr. Mathiasen is retired.  From
age 56                  July 1982 to June 1987 Mr. Mathiasen was
                        Senior Vice President of National West-
                        minster Bank U.S.A. (formerly known as
                        The National Bank of North America).
                        Between June 1979 and July 1982 he was
                        Vice President of that Bank.  Between May
                        1, 1978 and April 1979, Mr. Mathiasen was
                        Senior Vice President of Nassau Trust
                        Company.  Between January 1975 and May
                        1978, Mr. Mathiasen was Vice President of
                        Chemical Bank.

Ghanshyam A. Patel,     Mr. Patel has been Treasurer and
age 57                  Chief Financial Officer of the Registrant
                        since September 29, 1986. Prior to that he was with the accounting firm of Ernst
                        & Whinney (predecessor to Ernst & Young) from April 1970 and served in the capacity of Senior Manager commencing June 1977.

Item 11.    Executive Compensation
            ----------------------

        (a) Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the following persons through March 14, 1994 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended December 31, 1993, 1992 and 1991:
(1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended December 31, 1993 required to be disclosed in column
(c) and (d) below exceeded $100,000.

                       SUMMARY COMPENSATION TABLE
                       --------------------------

(a)                  (b)       (c)         (d)1         (e)2
Name and                                              All Other
Principal Position   Year     Salary ($) Bonus ($)    Compensation ($)
- ------------------   ----     ---------- ---------    ----------------

Martin E. Tash       1993    290,000       295,400     30,000
Chairman of the      1992    275,000       335,650     30,000
Board and President  1991    250,000       287,350     30,000
(Chief Executive
 Officer)

Mark Shaw            1993    290,000       211,000     30,000
Executive Vice       1992    275,000       239,750     30,000
 President           1991    250,000       205,250     30,000

Ghanshyam A. Patel   1993    136,000        33,000     22,868
Treasurer and Chief  1992    130,000        37,500     20,839
 Financial Officer   1991    120,000        32,000     18,196


Footnotes to Summary Compensation Table
- ---------------------------------------

(1)Represents amounts paid to the named executive officer, for the applicable fiscal year, under the Registrant's Incentive Compensation Plan. For each fiscal year an amount equal to 5% of the Registrant's Income from Operations as reported in the Registrant's year-end financial statements (together with, when applicable, 5% of the excess of cumulative Investment Profit over cumulative Investment Loss) is distributed to key employees. Thirty-five percent of such amount is distributed to the chief executive officer and 25% is distributed to the next senior officer. The balance of such amount is distributed as determined by the chief executive officer. Since cumulative Investment Profit (as defined) earned after 1990, through December 31, 1992, exceeded Investment Loss (as defined) incurred in 1990, the excess was added to Income from Operations for the purpose of calculating incentive compensation for 1992. Since there was Investment Profit (as defined) in 1993, the amount of such Profit was added to Income from Operations for the purpose of calculating incentive compensation for 1993.

(2)Represents amount of contribution made to or accrued for the account of the named executive officer, in respect of the applicable fiscal year, in the Registrant's Profit Sharing Plan (a defined contribution plan qualified under the Internal Revenue Code). The Plan is maintained for all full-time employees who have completed certain minimum periods of service. The Registrant contributes to the Plan specified amounts based upon its after tax income as a percentage of gross revenue. The Registrant's contribution to the Plan for each employee is determined by his salary level and length of service. Contributions are invested by the Plan Trustee in stock of the Registrant and/or in a variety of other investment options, depending upon the employee's election. Interests in the Plan become vested to the extent of 20% after three years of service and vest at the rate of an additional
20% for each year of service thereafter and in any event become 100% vested at death or at the "normal retirement age" of 55 as specified in the Plan. Each employee (or his beneficiary) is entitled to receive the value of his vested interest upon his death or retirement. He may also receive the value of such interest upon prior termination of his services with the Registrant, or if he elects at any time to withdraw his interest. The interests of Messrs. Tash, Shaw, and Patel are fully vested.

         The aggregate contributions made or accrued by the Registrant through the end of fiscal 1993 for Messrs. Tash, Shaw and Patel under this Plan are $405,650, $425,525 and $109,694, respectively; these contributions have been invested in the manner set forth above, and (as to Mr. Shaw) a portion of the investments was transferred from the Plan into a private profit sharing plan of which Mr. Shaw is the beneficiary.

              (b)  Compensation of Directors.
                   -------------------------

              Directors fees for Dr. N. Bruce Hannay and Messrs. Earl Ubell and Howard F. Mathiasen are currently at the rate of $9,500 per annum each. Directors of the Registrant who are also officers of the Registrant receive no additional compensation for their services as directors.

              (c) Termination of Employment and Change of Control Arrangements Regarding Named Executive Officers.
                   ------------------------------------------------

               (i) See footnote (2) to table in Item 11(a) for information as to entitlement of Messrs. Tash, Shaw and Patel to receive certain distributions under the Registrant's Profit Sharing Plan upon termination of their employment.

              (ii)  On September 22, 1989, the Registrant adopted
Amended Contingent Compensation Agreements with Martin Tash and Mark
Shaw (executive officers of the Registrant named in the table in item 11(a)) and with Harry Allcock and Marshall Lebowitz (officers of subsidiaries of the Registrant). The Amended Agreements supersede the Contingent Compensation Agreements, adopted on October 8, 1986, and provide that if (a) during the officer's employment or within six months after his employment terminates, there is a sale of 75% of the book value of the Registrant's operating assets (as defined), or if any person or group becomes the owner of over 25% of the Registrant's outstanding stock, and (b) the officer's employment is terminated at or prior to the end of the sixth month after such event, then the Registrant shall pay the terminated officer cash equal to 290% of the officer's average annual taxable compensation over the preceding five calendar years. The Amended Agreements add a provision specifying that a successor in interest to the Registrant would remain liable thereunder. They are otherwise substantially identical to the original Agreements.
              On December 14 1993, the Registrant entered into Contingent Compensation Agreements with Ghanshyam Patel (an executive officer of the Registrant named in the table in item 11(a)) and Ken Derham (an officer of a subsidiary of the Registrant) on the same terms as the Amended Agreements described above.

              (d)  Indemnification Agreements.
                   --------------------------

              In September 1987, the Registrant's liability insurance for its directors and officers expired and was not renewed due to the significantly increased cost. In light of this development, and to provide increased protection, the Registrant's By-Laws were amended on November 18, 1987 to require the Registrant to advance expenses of directors or officers in defending a civil or criminal action as such expenses are incurred, subject to certain conditions. Furthermore, on that date the Registrant entered into a contract with each of its directors and executive officers, requiring indemnification for expenses, judgments, fines and amounts paid in settlement, in accordance with the By-Laws as ameded, or any future By-Laws which provide greater indemnification. (On December 14, 1993, the Registrant entered into a substantially identical contract with an officer of one of its subsidiaries.) The present By-Laws provide for such indemnification, in connection with claims arising from service to the Registrant, or to another entity at Registrant's request, except where it would be prohibited under applicable law.

              (e)  Compensation Committee Interlocks and Insider
                   Participation
                   ---------------------------------------------

              The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended December 31, 1993, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Mark Shaw and Bernard Bressler (who are members of the Board).
              During the fiscal year ended December 31, 1993, Martin
E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Gradco Systems, Inc. ("Gradco"). Gradco has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Gradco and is the only such executive officer who also served on Registrant's Board. Bernard Bressler (Secretary and a director of Registrant) is an officer and director of Gradco, but he is not an executive director of either entity.
              During the period since January 1, 1993, there were no transactions between the Registrant and Gradco of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management
         ----------------------------------------------------

              (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of March 14, 1994, based on 4,498,940 shares of Common Stock, $.10 par value, outstanding as of such date.
                                       Amount and
                                       Nature of
                 Name and Address of   Beneficial   Percentage
Title of Class   Beneficial Owner      Ownership     of Class
- --------------   -------------------   ----------   ----------

Common Stock     Martin E. Tash           423,402
$.10 par value   233 Spring Street        shares(1)    9.41%
                 New York, NY  10013

                 Arlene S. Tash           298,229
                 17049 Northway Circle    shares(2)    6.63%
                 Boca Raton, FL 33496

                 Southeastern Asset       328,000
                 Management, Inc.         shares(3)    7.29%
                 860 Ridgelake Boulevard
                 Memphis, TN 38120

                 Quest Advisory Corp.     456,150
                 and Quest Management     shares(4)   10.14%
                 Company as a Group
                 1414 Avenue of the Americas
                 New York, NY 10019


Footnotes
- ---------

(1) Includes 112,253 shares held by the Registrant's Profit Sharing Plan, as to which Mr. Tash has voting and investment power. Of the aggregate of 423,402 shares shown, Mr. Tash has sole voting and investment power as to 125,173, and shared voting and investment power with his wife as to 298,229.

(2) Shares are owned jointly by Mrs. Tash with her husband, Martin E. Tash, and she shares voting and investment power with him. Shares are included in the 423,402 shares shown as owned by Mr. Tash.

(3)      Number of shares as shown in beneficial owner's Amendment
         No. 2 to Schedule 13G dated February 11, 1994, filed with the Securities and Exchange Commission, reporting ownership as of December 31, 1993. According to such Schedule 13G, Southeastern Asset Management, Inc. is an Investment Adviser registered under the Investment Advisers Act of 1940. It has sole voting power and no dispositive power as to 218,000 of the shares shown, and shared voting and dispositive power as to 110,000 of said shares. According to the Schedule
         13G, all of the aforesaid securities "are owned legally by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Southeastern is the beneficial owner of any of [such] securities." The Schedule 13G was also filed by O. Mason Hawkins, Chairman of the Board and President of Southeastern "in the event he could be deemed to be a controlling person of that firm as the result of his official position with or ownership of voting securities. The existence of such control is expressly disclaimed. Mr. Hawkins does not own directly or indirectly any securities covered by this statement for his own account. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Mr. Hawkins is the beneficial owner of any of the securities covered by this statement." The Schedule 13G reflects that Mr. Hawkins has voting or dispositive power as to none of the Registrant's shares.

(4) Number of shares as shown in beneficial owner's Amendment No. 1 to Schedule 13G dated February 8, 1994, reporting ownership as of December 31, 1993. According to such Schedule 13G, each of Quest Advisory Corp. ("Quest") and Quest Management Company
         ("QMC") is an Investment Adviser registered under the Investment Advisers Act of 1940. Quest has sole voting and dispositive power as to 418,650 of the shares shown above, representing
         9.31% of the outstanding Common Stock, and QMC has sole voting and dispositive power as to 37,500 of the shares shown above, representing 0.83% of the outstanding Common Stock. The Schedule 13G also includes Charles M. Royce as part of the Group and indicates that he may be deemed to be a controlling person of Quest and QMC, and as such may be deemed to beneficially own the shares of the Registrant beneficially owned by Quest and QMC. Mr. Royce owns no shares of the Registrant outside of Quest and QMC and has disclaimed beneficial ownership of the shares reported above.

(b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation table in item 11, Executive Compensation, and all executive officers and directors as a group, without naming them (7 persons), as of March 14, 1994.

                                        Amount and
                                        Nature of
                 Name and Address of    Beneficial   Percentage
Title of Class   Beneficial Owner       Ownership     of Class
- --------------   -------------------    ----------   ----------

Common Stock     Martin E. Tash          423,402
$.10 par value   233 Spring Street       shares (1)    9.41%
                 New York, NY 10013

                 Mark Shaw               80,667
                 233 Spring Street       shares (2)    1.79%
                 New York, NY  10013

                 Earl Ubell              1,000
                 WCBS-TV                 shares          *
                 524 West 57th Street
                 New York, NY  10019

                 Howard F. Mathiasen     28,125
                 10276 Totem Run         shares          *
                 Littleton, CO 80125

                 Bernard Bressler        12,809
                 Bressler, Amery &       shares (3)      *
                  Ross
                 90 Broad Street
                 New York, NY  10004

                 N. Bruce Hannay         1,000
                 201 Condon Lane         shares(4)       *
                 Port Ludlow, WA  98365

                 Ghanshyam A. Patel      9,801           *
                 233 Spring Street       shares(5)
                 New York, NY 10013

                 All Executive           556,804      12.38%
                 Officers and Directors  shares
                 as a Group
                 (7 persons, comprising
                 all those shown above)


* Less than 1%.

(1)      See footnote (1) to table in Item 12(a).

(2) Includes 50,625 shares held in trust for adult children. Of the aggregate of 80,667 shares shown, Mr. Shaw has sole voting and dispositive power as to 67,085 and shared voting and dispositive power with his wife as to 13,582.

(3) Includes 572 shares held by a trustee for Mr. Bressler under an Individual Retirement Account. Does not include 12,497 shares held by Mr. Bressler's wife as to which he disclaims beneficial ownership.

(4) Shares are held in the name of Dr. Hannay's wife and comprise community property. Dr. Hannay therefore has a direct beneficial ownership interest in the shares. He and his wife have shared voting and dispositive power.

(5) Includes 4,451 shares held by the Registrant's Profit Sharing Plan, as to which Mr. Patel has sole voting and dispositive power. As to the balance of 5,350 shares, Mr. Patel shares voting and dispositive power with his wife.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Bernard Bressler, Secretary and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, counsel to the Registrant. During the 1993 fiscal year, the Registrant paid legal fees of $192,899, to such firm.

                                  PART IV
Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K
         --------------------------------------------

              (a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

              (b) 8-K reports - During the quarter ended December 31, 1993 (the last quarter of the period covered by this Report), the Registrant filed a Report on Form 8-K to report the completion on December 13, 1993 of the execution of the Journal Production and Distribution Agreement dated November 29, 1993 with the Russian Academy of Sciences and other interested parties.

              (c)  Exhibits -
                   3.1 Certificate of Incorporation of the Registrant has been filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.(1)

                   3.2 By-Laws of the Registrant, as amended November 18, 1987, have been filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-k for the fiscal year ended December 31, 1987.(1)

                  10.1 Journal Production and Distribution Agreement dated November 29, 1993 among the Registrant,
                        MAIK Nauka, Interperiodica, Pleiades Publishing, Inc., the Russian Academy of Sciences and Vo Nauka, has been filed as Exhibit 99 to the Registrant's Report on Form 8-K dated December 13, 1993.(1)

                  10.2 Incentive Compensation Plan for Executive Officers and Key Employees of Registrant as amended on June 18, 1985 has been filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.(1)

                  10.3 Amendment adopted on December 5, 1990 to Plan referred to in Item 10.3 has been filed as exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1990.(1)

                  10.4 Amended Contingent Compensation Agreements dated September 22, 1989 between the Registrant and Martin Tash, Mark Shaw, Harry Allcock and Marshall Lebowitz have been filed as Exhibit 10.4 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1989.(1) The Registrant has entered into identical agreements as of December 14, 1993, with Ghanshyam Patel and Ken Derham. To avoid unnecessary duplication, such additional agreements have been omitted from the exhibit filing.

                 10.5   Indemnification Agreement dated as of November
                        18, 1987 between the Registrant and Martin E.
                        Tash has been filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.(1)
                        The Registrant has entered into identical agreements as of the same date with each of the following persons: Howard F. Mathiasen, Mark Shaw, Earl Ubell, Dr. N. Bruce Hannay, and Bernard Bressler. The Registrant entered into a substantially identical agreement dated March 9, 1988 with Ghanshyam A. Patel and dated December
                        14, 1993 with Ken Derham. To avoid unnecessary duplication, such additional agreements have been omitted from the exhibit filing.

                 10.6 Amendment dated March 9, 1988 to Indemnification Agreements referred to in Item 10.6 between the Registrant and Martin E. Tash has been filed as
                        Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.(1) The Registrant has entered into identical amendments of the same date with Mark Shaw and Bernard Bressler. To avoid unnecessary duplication, such identical amendments were omitted from the exhibit filing.

                   11   Statement re: computation of per share earnings
                        - filed herewith.

                   21   Subsidiaries of Registrant

                        (i)    Plenum Publishing Co., Ltd.
                               (United Kingdom)

                        (ii)   Da Capo Press, Incorporated
                               (New York)

                        (iii)  Career Placement Registry, Inc.
                               (Delaware)

                        (iv)   J.S. Canner & Company, Inc.
                               (Massachusetts)

                        (v)    Plenum International Sales
                               Corporation (Virgin Islands)

                        (vi)   IFI/Plenum Data Corporation
                               (Delaware)

                        (vii)  Human Sciences Press, Inc.
                               (Delaware)

(1) Not filed with this report but incorporated by reference herein.

                           Signatures
                           ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLENUM PUBLISHING CORPORATION
        (Registrant)


By:s/Martin E. Tash
   ----------------
   Martin E. Tash
   Chairman of the Board of Directors
     and President

   Dated:  March 28, 1994


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By:s/Martin E. Tash
   ----------------
   Martin E. Tash
   Chairman of the Board of Directors and
   President (Principal Executive Officer)

   Dated:  March 28, 1994



By:s/Mark Shaw
   ---------------------
   Mark Shaw
   Executive Vice President and
   a Director

   Dated:  March 28, 1994



By:s/Ghanshyam A. Patel
   ---------------------
   Ghanshyam A. Patel
   Treasurer and Chief Financial Officer
   (Principal Financial and Accounting
      Officer)

   Dated:  March 28, 1994



By:s/Bernard Bressler
   ---------------------
   Bernard Bressler
   Secretary and a Director

   Dated:  March 28, 1994



By:s/Earl Ubell
   ---------------------
   Earl Ubell
   Director

   Dated:  March 28, 1994



By:s/N. Bruce Hannay
   ---------------------
   N. Bruce Hannay
   Director

   Dated:  March 28, 1994



By:s/Howard F. Mathiasen
   ---------------------
   Howard F. Mathiasen
   Director

   Dated:  March 28, 1994

                          Plenum Publishing Corporation and
                                Subsidiary Companies

                           Form 10-K Item 14(a)(1) and (2)

                            Index to Financial Statements
                          and Financial Statement Schedules



The following consolidated financial statements of Plenum Publishing Corporation and subsidiary companies are included in Item 8:

Report of Independent Auditors                                  S- 1
Consolidated Balance Sheets - December 31, 1993 and 1992        S- 2
Consolidated Statements of Income - Years ended
 December 31, 1993, 1992 and 1991                               S- 4
Consolidated Statements of Stockholders' Equity - Years ended
 December 31, 1993, 1992 and 1991                               S- 6
Consolidated Statements of Cash Flows - Years ended
 December 31, 1993, 1992 and 1991                               S- 7
Notes to Consolidated Financial Statements                      S- 9


The following consolidated financial statement schedules of Plenum Publishing Corporation and subsidiary companies are included in Item 14(d):

Schedules:

I       Marketable Securities - Other Investments               S-22
VIII    Valuation and Qualifying Accounts                       S-23
IX      Short-Term Borrowings                                   S-24
X       Supplementary Income Statement Information              S-25


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

                        Report of Independent Auditors

Stockholders and Board of Directors
Plenum Publishing Corporation

We have audited the accompanying consolidated balance sheets of Plenum Publishing Corporation and subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Publishing Corporation and subsidiary companies at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                         ERNST & YOUNG

New York, New York
March 14, 1994

                      Plenum Publishing Corporation and Subsidiary Companies

                                        Consolidated Balance Sheets

                                                                   December 31
                                                             1993              1992
                                                           -------------------------------
Assets
Current assets:
  Cash and cash equivalents ($1,441,576 and $10,056,514)
     in 1993 and 1992                                     $ 5,030,060        $10,703,199
  U.S. Government securities, at cost (Note 3)                      -         31,896,181
  Marketable securities, at aggregate market value (1993)
  and cost (1992) (Note 11)                                48,825,213         51,636,161
  Interest and dividends receivable                           224,568            916,324
  Receivables-substantially all trade, net of allowances
  for doubtful accounts ($179,000 and $187,000) and sales
  returns ($669,000 and $680,000) in 1993 and 1992          8,698,080          4,880,930
  Advance under the Distribution Agreement (Note 13)          750,000                  -
  Inventories (Note 4)                                      4,179,185          4,485,695
  Deferred income tax benefits (Note 7)                     2,930,691          1,866,275
                                                          ---------------------------------
Total current assets                                       70,637,797        106,384,765
                                                          ---------------------------------
Costs applicable to deferred subscription income              657,950            694,513
                                                          ---------------------------------
Property, plant and equipment, at cost:
   Land                                                       690,000            690,000
   Building, net of accumulated depreciation of
    $330,826 and $228,346                                   3,202,951          3,305,431
   Furniture, fixtures, equipment and leasehold
    improvements, net of accumulated depreciation and
    amortization of $760,100 and $689,278                     454,850            471,874
   Plate costs, net of accumulated depreciation of
    $4,656,154 and $4,635,513                               3,393,917          3,375,408
                                                          ---------------------------------
                                                            7,741,718          7,842,713
                                                          ---------------------------------
Deferred income taxes (Note 7)                              1,070,309            993,446
                                                          ---------------------------------
Deferred charges and other assets:
  Cost of subscription lists of Human Sciences Press
   and Agathon journals, net of accumulated amortization
   of $1,433,699 and $1,158,440                             3,268,866          3,544,125
  Expenses relating to issuance of long-term debt, net
   of accumulated amortization of $407,306 (Note 6)                 -          1,007,071
   Royalties                                                2,075,189          2,139,576
   Investment in Gradco Systems, Inc. (Note 5)              1,971,843          1,967,278
   Other                                                      272,476            316,385
                                                          ---------------------------------
                                                            7,588,374          8,974,435
                                                          ---------------------------------
Excess of cost of assets acquired over book amount
 thereof, net of accumulated amortization of $1,229,838
 and $1,176,367                                               909,012            962,483
                                                          ---------------------------------
Total assets                                              $88,605,160       $125,852,355
                                                          =================================


Liabilities and stockholders' equity
Current liabilities:
 Due to Customers                                         $   612,460       $    667,547
 Accounts payable                                           1,508,098            998,060
 Income taxes payable                                       2,184,797          1,808,661
 Royalties payable                                          3,162,734          3,023,852
 Other accrued expenses and sundry liabilities (Note 9)     2,534,040          3,293,113
 Dividends payable                                          1,219,267                  -
 Debentures payable (Note 6)                                        -         40,827,000
                                                          ---------------------------------
Total current liabilities                                  11,221,396         50,618,233

Deferred subscription income                               25,153,027         25,075,864
                                                          ---------------------------------
Total liabilities                                          36,374,423         75,694,097
                                                          ---------------------------------

Committments and contingencies (Notes 8, 9, 13 and 14)

Stockholders' equity:
 Preferred Stock, par value $1 per share;
  Authorized-1,000,000 shares; none issued
 Common Stock, par value $.10 per share;
  Authorized-12,000,000 shares;
 Issued-5,847,241 and 5,844,681 shares                        584,724            584,468
Paid-in additional capital                                  3,951,526          3,871,782
Retained earnings                                          76,165,428         71,520,740
                                                          ---------------------------------
                                                           80,701,678         75,976,990
Less 1,331,436 and 1,217,661 shares of Common Stock held
 in treasury-at cost                                       28,470,941         25,818,732
                                                          ---------------------------------
Total stockholders' equity                                 52,230,737         50,158,258
                                                          ---------------------------------
Total liabilities and stockholders' equity                $88,605,160       $125,852,355
                                                          =================================



See accompanying notes



                                      S-2

                               Plenum Publishing Corporation
                                and Subsidiary Companies

                            Consolidated Statements of Income


                                                                Year ended December 31
                                                            1993           1992             1991
                                                        --------------------------------------------
Subscriptions, books, outside journals and
other sales, net                                        $54,098,246     $53,725,999     $53,374,599
                                                        --------------------------------------------

Costs and expenses:
 Cost of sales                                           21,684,878      21,393,355      21,114,213
 Royalties (Note 13)                                      4,659,246       4,432,006       4,242,689
 Selling, general and administrative expenses            11,425,943      11,583,992      11,599,322
                                                        --------------------------------------------
                                                         37,770,067      37,409,353      36,956,224
                                                        --------------------------------------------
Income from operations                                   16,328,179      16,316,646      16,418,375

Dividend income                                           2,136,989       1,636,462       1,546,865
Interest income                                             544,780       3,020,543       3,522,592
Gain on sales of marketable securities                      801,387       2,476,916          19,714
(Provision for) reversal of net unrealized loss on
 marketable securities (Note 11)                         (1,713,197)              -       6,544,417
Equity in net income (loss) of Gradco Systems, Inc.
 (Note 5)                                                     4,565        (100,430)        (91,300)
Interest expense                                           (998,060)     (2,945,187)     (3,182,553)
Other investment-related expenses                          (239,936)       (406,067)       (254,056)
                                                        --------------------------------------------
Income before items shown below                          16,864,707      19,998,883      24,524,054

Income taxes (Note 7)                                     5,936,000       7,850,000       7,289,000
                                                        --------------------------------------------
Income before extraordinary items and cumulative effect
 on prior years of accounting change                     10,928,707      12,148,883      17,235,054

Extraordinary items (Note 6):
 Gain on repurchase of 6-1/2% Convertible
  Subordinated Debentures due April 15, 2007,
  less applicable income taxes of $2,400, $264,000
  and $65,000                                                 3,656         394,823         100,638
 Loss from early retirement of 6-1/2%
  Convertible Subordinated Debentures due April 15,
  2007, net of income tax benefit of $674,900            (1,323,450)              -               -
                                                        --------------------------------------------
Extraordinary (loss) gain                                (1,319,794)        394,823         100,638
                                                        --------------------------------------------

Cumulative effect on prior years of accounting
 change (Note 2)                                                  -       1,179,950               -
                                                        --------------------------------------------
Net income                                               $9,608,913     $13,723,656     $17,335,692
                                                        ============================================


Per share of Common Stock-primary (Note 10):
 Income before extraordinary items and cumulative
  effect on prior years of accounting change                  $2.37           $2.57           $3.43
 Extraordinary (loss) gain                                     (.29)            .08             .02
 Cumulative effect on prior years of
  accounting change                                               -             .25               -
                                                        --------------------------------------------
 Net income                                                   $2.08           $2.90           $3.45
                                                        ============================================

Per share of Common Stock-fully diluted (Note 10):
 Income before extraordinary items and cumulative
  effect on prior years of accounting change                  $2.30           $2.28           $2.92
 Extraordinary (loss) gain                                     (.26)            .06             .02
 Cumulative effect on prior years of
  accounting change                                               -             .19               -
                                                        --------------------------------------------
Net income                                                    $2.04           $2.53           $2.94
                                                        ============================================



See accompanying notes.



                                                   S-4

                                                            Plenum Publishing Corporation
                                                              and Subsidiary Companies


                                                   Consolidated Statements of Stockholders' Equity

                                              Common Stock Issued
                                              -------------------     Paid In                       Treasury Stock      Total
                                                           Par       Additional      Retained      ----------------   Stockholders'
                                                 Shares    Value      Capital        Earnings      Shares      Cost      Equity
                                                ------------------------------------------------------------------------------------

Balance At December 31, 1990                    5,844,681   $584,468  $3,871,782  $50,308,087    529,817  $11,198,712  $43,565,625
  Net income for the year ended December
   31, 1991                                             -          -           -   17,335,692          -            -   17,335,692
  Dividend declared, $1.00 a share                      -          -           -   (5,001,362)         -            -   (5,001,362)
  Acquisition of Common Stock for treasury              -          -           -            -    349,002    7,355,372   (7,355,372)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1991                    5,844,681    584,468   3,871,782   62,642,417    878,819   18,554,084   48,544,583
  Net income for the year ended December
   31, 1992                                             -          -           -   13,723,656          -            -   13,723,656
  Dividend declared, $1.04 a share                      -          -           -   (4,845,333)         -            -   (4,845,333)
  Acquisition of Common Stock for treasury              -          -           -            -    338,842    7,264,648   (7,264,648)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1992                    5,844,681    584,468   3,871,782   71,520,740  1,217,661   25,818,732   50,158,258
  Net income for the year ended December
   31, 1993                                             -          -           -    9,608,913          -            -    9,608,913
  Dividend declared, $1.08 a share                      -          -           -   (4,964,225)         -            -   (4,964,225)
  Acquisition of Common Stock for treasury              -          -           -            -    113,775    2,652,209   (2,652,209)
   Conversion of 6-1/2% Cumulative Subordinated
  Debentures into shares of Common Stock            2,560        256      79,744            -          -            -       80,000
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1993                    5,847,241   $584,724  $3,951,526  $76,165,428  1,331,436  $28,470,941  $52,230,737
                                               ====================================================================================

See accompanying notes


                                                                 <S-6>


                               Plenum Publishing Corporation
                                 and Subsidiary Companies

                            Consolidated Statements of Cash Flows


                                                                Year ended December 31
                                                            1993           1992             1991
                                                      ----------------------------------------------

Cash flows from operating activities:
Net income                                              $ 9,608,913     $13,723,656     $17,335,692
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation of plate costs                             1,802,526       1,673,233       1,739,704
  Depreciation and amortization of building, furniture,
   fixtures, equipment and leasehold improvements           320,158         311,748         397,456
  Amortization of deferred charges and excess of cost
   of assets acquired over book amount thereof            2,461,451       2,021,932       1,660,267
  Gain on sale of marketable securities                    (801,387)     (2,476,916)        (19,714)
  Provision for (reversal of) net unrealized loss on
   marketable securities                                  1,713,197               -      (6,544,417)
  Equity in net (income) loss of Gradco Systems, Inc.        (4,565)        100,430          91,300
  Extraordinary loss (gain), net of income taxes          1,319,794        (394,823)       (100,638)
  (Increase) decrease in deferred income tax benefits    (1,141,279)     (1,285,696)        752,542
  Changes in operating assets and liabilities:
   Decrease (increase) in:
    Receivables                                          (3,125,394)         70,435         898,492
    Advance under the Distribution Agreement               (750,000)              -               -
    Inventories                                             306,510         188,153        (234,629)
    Due from brokers                                              -               -          57,615
    Prepaid income taxes                                          -         642,542         150,709
    Other assets                                         (2,000,985)     (1,824,571)     (1,793,064)
   Increase (decrease) in:
    Accounts payable, accrued expenses and sundry
     liabilities                                           (165,240)        756,372         712,691
    Income taxes payable                                  1,048,636       1,305,945        (428,325)
    Deferred subscription income and costs
     applicable thereto-net                                 113,726       1,529,857       1,591,801
                                                        --------------------------------------------
Net cash provided by operating activities                10,706,061      16,342,297      16,267,482
                                                        --------------------------------------------

Cash flows from investing activities:
 Additions to plate costs                                (1,821,035)     (1,757,235)     (1,539,896)
 Additions to furniture, fixtures, equipment and
  leasehold improvements                                   (200,654)       (219,086)       (131,591)
 Purchase of U.S. Government securities                           -     (11,896,181)    (10,890,856)
 Proceeds from sale and redemption of U.S.
  Government securities                                  32,858,033      20,890,856      10,000,000
 Purchases of marketable securities                     (23,389,658)    (36,467,060)     (7,393,633)
 Proceeds from sale of marketable securities             24,326,944      30,908,928       9,798,528
 Investment in Gradco Systems, Inc.                               -               -        (970,102)
                                                        --------------------------------------------
Net cash provided by (used in) investing activities      31,773,630       1,460,222      (1,127,550)
                                                        --------------------------------------------

Cash flows from financing activities:
 Repurchase of 6-1/2% Convertible Subordinated
  Debentures                                            (41,755,663)     (5,976,605)     (1,100,012)
 Acquisition of treasury stock                           (2,652,209)     (7,264,648)     (7,355,372)
 Dividends paid                                          (3,744,958)     (6,078,177)     (4,990,313)
                                                        --------------------------------------------
Net cash used in financing activities                   (48,152,830)    (19,319,430)    (13,445,697)
                                                        --------------------------------------------
Net (decrease) increase in cash and cash equivalents     (5,673,139)     (1,516,911)     (1,694,235)
Cash and cash equivalents at beginning of year           10,703,199      12,220,110      10,525,875
                                                        --------------------------------------------
Cash and cash equivalents at end of year                $ 5,030,060     $10,703,199     $12,220,110
                                                        ============================================



See accompanying notes.


                                                        S-7

                               Plenum Publishing Corporation
                                and Subsidiary Companies

                        Notes to Consolidated Financial Statements

                                 December 31, 1993

1. Summary of Significant Accounting Policies
- ---------------------------------------------

Basis of Presentation
- ---------------------

The accompanying financial statements include the accounts of the Plenum Publishing Corporation (the "Company") and its domestic and foreign subsidiaries, which are wholly-owned. The accounts of the foreign subsidiaries are not material. Intercompany items and transactions are eliminated in consolidation.

The Company accounts for its investment in Gradco Systems, Inc. under the equity method (see Note 5).

The Company and its subsidiaries are engaged in the publishing and distri-bution of advanced scientific and technical materials in the United States and in foreign countries. Export sales aggregated approximately $23,217,000
(1993), $21,214,000 (1992) and $21,453,000 (1991).

Inventories
- -----------

Inventories are stated at the lower of cost (principally average cost or specific invoice cost) or market (based on selling market).

Depreciation and Amortization
- -----------------------------

Depreciation is provided for by the straight-line method or by the declining-balance method over estimated useful lives ranging from 3 to 35 years. Amortization of leasehold improvements is provided for by the straight-line method generally over the terms of the related leases or the estimated useful lives of the improvements, whichever period is shorter.

The excess of cost of assets acquired over book amount thereof (which arose in connection with various acquisitions by the Company in prior years, other than Gradco Systems, Inc.) is being amortized by the straight-line method principally over forty years.

Deferred expenses relating to issuance of long-term debt are being amortized by the straight-line method over the term of the related debt (see Note 6).

The cost of the subscription lists of Human Sciences Press and Agathon journals is being amortized by the straight-line method over estimated useful lives ranging from 12 to 20 years.

Other assets include the cost of rights to produce and distribute certain journals, which is being amortized by the straight-line method, primarily over a period of fifteen years.

Deferred Subscription Income
- ----------------------------

The Company bills subscribers to certain publications and patent information services in advance of issuance thereof. The publications are generally issued over a one-year period and subscription revenues are taken into income by the straight-line method based on the relationship of the number of publications issued to the number ordered by subscribers. Patent information service revenues are taken into income when published.

The portion of advance billings which will require use of financial resources within one year is not practicable to determine and, accordingly, no portion thereof is included in current liabilities; expenditures at balance sheet dates in respect of such advance billings have similarly been excluded from current assets.

Marketable Securities
- ---------------------

Marketable securities are valued at the lower of aggregate cost or market. Gains and losses on marketable securities are determined based on specific identification. See Note 2.

Cash Equivalents and Supplemental Cash Flow Information
- -------------------------------------------------------

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.
As of December 31, 1993, the Company had time deposits and money market accounts totalling approximately $1,442,000 on deposit with five financial institutions. As of December 31, 1992, the Company had time deposits and money market accounts of approximately $10,057,000 on deposit with four financial institutions.

The Company paid income taxes in 1993, 1992 and 1991 of approximately $6,029,000, $5,962,000 and $6,915,000 (net of income tax refunds received of approximately $1,218,000 in 1991), respectively. In addition, the Company paid interest in 1993, 1992 and 1991 of approximately $1,565,000, $3,023,000 and $3,200,000, respectively.

2. Accounting Change
- --------------------

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (the "Statement"). The Company adopted the provisions of the new standard in its financial statements for the year ended December 31, 1992. As permitted by the Statement, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of January 1, 1992 of adopting the Statement increased net income by $1,179,950 or $.25 per share ($.19 per share on a fully diluted basis).

Under the Statement, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income tax expense was determined using the liability method prescribed by Financial Accounting Standards Board Statement No. 96 ("Statement 96"), which is superseded by the Statement. Among other matters, the Statement changes the recognition and measurement criteria for deferred tax assets included in Statement 96. In accordance with the Statement, all of the income tax benefits on the excess of book over tax deductions (for example, depreciation, allowance for doubtful accounts, etc.) are deferred (see Note 7). The cumulative effect on prior years of the change has been shown in the income statement for 1992.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, which the Company will adopt effective January 1, 1994, the Company will classify its marketable equity securities held as trading securities on the basis of its intent to trade such securities.

Accordingly, all marketable equity securities classified as trading securities will be carried at fair market value. Unrealized gains and losses applicable to these securities will be reported as a component of current earnings.

Presently, the Company values marketable equity securities as trading securities and reports such securities at the lower of aggregate cost or market, with unrealized losses reported as a component of current earnings.

3. U.S. Government Securities
- -----------------------------

The cost and market value of U.S. Government securities at December 31, 1992 are as follows:

         Cost                      $31,896,181
                                   ===========
         Market Value              $33,255,846
                                   ===========

4. Inventories
- --------------

Inventories at December 31 are comprised of:

                                       1993           1992
                                 --------------------------------
         Finished publications      $3,612,257     $3,841,520
         Work in process               566,928        644,175
                                 --------------------------------
                                    $4,179,185     $4,485,695
                                 ================================

5. Investment in Gradco Systems, Inc.
- -------------------------------------

As of December 31, 1993 and 1992, the Company owned 913,000 common shares of Gradco Systems, Inc. ("Gradco"), a company engaged in the development and marketing of photocopier machine technology, representing approximately 11.7% of its outstanding common stock. Gradco stock is publicly traded on the NASDAQ National Market System. The aggregate market value of this investment as of December 31, 1993 and 1992 amounted to approximately $2,739,000 and $1,480,000, respectively.

Selected financial data of Gradco as of and for the 12 months ended December 31, 1993, 1992 and 1991 is as follows and has been extracted from unaudited financial information as filed by Gradco with the Securities and Exchange Commission (in thousands):

                                              1993         1992       1991
                                          ----------------------------------
Balance sheet data
Total assets                                $38,863      $44,019    $40,962
Working capital                               9,147        7,198      6,721
Noncurrent liabilities, including
 minority interest and excluding
 current installments                        15,669       12,387     12,275
Shareholders' equity                          9,767       10,914     11,825

Statement of operations data
Net revenues                                 55,773       55,635     58,719
Net income (loss)                                43         (863)      (753)


The President and Chairman of the Board of the Company, Mr. Martin E. Tash, is also the President and Chairman of the Board of Gradco.

6. Long-Term Debt
- -----------------

Long-term debt at December 31, 1992 consisted of 6-1/2% Convertible Subordinated Debentures (the "Debentures") due April 15, 2007. The Debentures were issued in April and May 1987.

In 1993, 1992 and 1991, the Company purchased Debentures in the principal amount of $1,149,000, $6,808,000 and $1,300,000, respectively, for an aggregate cost (including the write-off of related deferred issuance costs of approximately $28,000, $173,000 and $34,000, respectively) of approximately $1,143,000, $6,149,000 and $1,134,000, respectively.

On April 30, 1993 (the "Redemption Date"), pursuant to a notice of election to redeem which had been given to the holders on March 24, 1993, the Company redeemed the Debentures which were outstanding on the Redemption Date. In accordance with the terms of the Debentures and the applicable Trust Indenture, the redemption price was equal to 102.60% of the principal amount of outstanding Debentures, and the holders were also paid accrued interest for the period from April 15, 1993 (the date on which the last semiannual installment of interest was paid) to the Redemption Date. Prior to the Redemption Date, Debentures in the aggregate principal amount of $80,000 were converted into 2,560 shares of Common Stock at the applicable conversion rate of $31.25 per $1,000 of principal amount. On the Redemption Date, Debentures in the aggregate principal amount of $39,598,000 were outstanding, requiring a total payment to the holders of approximately $40,735,000 (including accrued interest). This amount was funded by liquidating a portion of the Company's investments of its excess cash, and from short-term borrowing on the Company's margin account with a broker.

The premium paid for the Debentures, and the write-off of related deferred issuance costs of approximately $956,000, net of applicable income tax benefit of $675,000 totalled approximately $1,310,000, which has been accounted for as an extraordinary loss.

7. Income Taxes
- ---------------

Effective January 1, 1992, the Company changed its method of accounting for income taxes to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 2-"Accounting Change").

Income taxes for the years ended December 31 consist of the following:

                                                    1993
                                     --------------------------------------
                                        Current       Deferred      Total
                                     --------------------------------------
Federal                              $5,424,809   $  (874,809)   $4,550,000
State and local                       1,652,470      (266,470)    1,386,000
                                     --------------------------------------
                                     $7,077,279   $(1,141,279)   $5,936,000
                                     ======================================

                                                    1992
                                     --------------------------------------
                                        Current      Deferred      Total
                                     --------------------------------------
Federal                              $5,084,206   $   (84,206)   $5,000,000
State and local                       2,871,540       (21,540)    2,850,000
                                     --------------------------------------
                                     $7,955,746   $  (105,746)   $7,850,000
                                     ======================================

                                                    1991
                                     --------------------------------------
                                        Current      Deferred      Total
                                     --------------------------------------
Federal                              $5,117,300   $   642,700    $5,760,000
State and local                       1,419,158       109,842     1,529,000
                                     --------------------------------------
                                     $6,536,458   $   752,542    $7,289,000
                                     ======================================


Deferred income taxes result from the recognition of the income tax effect of timing differences in reporting transactions for financial and tax purposes. A description of the differences and the related tax effect follow:

                                     1993           1992            1991
                                ---------------------------------------------
Valuation of inventories             $  (337,711)   $ (95,457)       $154,305
Depreciation                            ( 77,000)    (102,600)          4,600
Allowance for doubtful accounts, etc.   ( 26,768)      92,311               -
Adjustments applicable to net
 unrealized losses                      (699,800)           -         593,637
                                ---------------------------------------------
                                     $(1,141,279)   $(105,746)       $752,542
                                =============================================


Significant components of the Company's deferred tax assets as of December 31 are as follows:
                                                        1993           1992
                                                   -----------    -----------

          Valuation of inventories                 $ 2,117,711    $ 1,780,000
          Depreciation                               1,047,721        970,721
          Allowance for doubtful accounts, etc.        135,768        109,000
          Allowance for net unrealized losses          699,800              -
          Equity in losses of Gradco                 1,998,400      2,000,000
                                                   -----------    -----------
          Total deferred tax assets                  5,999,400      4,859,721
          Valuation allowance                       (1,998,400)    (2,000,000)
                                                   -----------    -----------
          Net deferred tax assets                  $ 4,001,000    $ 2,859,721
                                                   ===========    ===========


The Company has recorded a valuation allowance for the entire value of the deferred tax asset attributable to the equity in losses of Gradco, since management believes the realization of such asset is not reasonably assured.

A reconciliation of the computed "expected" tax expense at the Federal statutory rate and the actual tax expense for the years shown below is as follows:

                                                            1993                    1992                   1991
                                             ------------------------------------------------------------------------------
                                                                  % of                   % of                   % of
                                                                  Income                 Income                 Income
                                                                  Before                 Before                 Before
                                                                  Income                 Income                 Income
                                                     Amount        Taxes     Amount       Taxes    Amount        Taxes
                                             ------------------------------------------------------------------------------
Computed "expected" tax expense                    $5,902,600    35.0%     $6,799,600    34.0%   $8,338,000     34.0%
Increases (reductions) in tax resulting from:
 State and city income taxes, net of Federal
  income tax benefit                                  900,900     5.3       1,881,000     9.4     1,009,000      4.1
 Nontaxable portion of dividend income               (523,600)   (3.1)       (389,500)   (1.9)     (368,000)    (1.5)
 Foreign Sales Corporation income taxed
  at a lower rate                                    (363,000)   (2.2)       (330,600)   (1.7)     (330,600)    (1.3)
 Deferred tax benefits not recognized                       -       -               -       -       338,100      1.4
 Equity in net (income) loss of Gradco Systems,
  Inc. not recognized as deferred tax benefits         (1,600)      -          34,100      .1        31,000       .1
 Nontaxable portion of the reversal of unrealized
  losses on marketable securities                           -       -               -       -    (1,752,400)    (7.1)
 Miscellaneous-net                                     20,700      .2        (144,600)    (.7)       23,900        -
                                              -----------------------------------------------------------------------------
Actual tax expense                                 $5,936,000    35.2%     $7,850,000    39.2%   $7,289,000     29.7%
                                              =============================================================================

8. Leases
- ---------

The Company leases certain real properties. Certain leases provide for the payment of real estate taxes and escalation of rentals based on increases in real estate taxes.

Rental expense for the years ended December 31 is as follows:

                       1993                          $758,226
                       1992                           804,728
                       1991                           823,848

Approximate future minimum rentals under all noncancelable operating leases for real property at December 31, 1993 are as follows:

                       1994                        $  506,000
                       1995                           512,000
                       1996                           459,000
                       1997                           301,000
                       1998                           289,000
                       Subsequent to 1998           2,648,000
                                                 ---------------
                                                   $4,715,000
                                                 ===============


9. Profit Sharing and Incentive Compensation Plans
- --------------------------------------------------

The Company has a profit sharing plan for its employees which provides for annual contributions based upon the Company's net income as a percentage of gross revenue and the employees' salary level and length of service. Such contributions, which are placed in a trust fund, are invested at the employees' discretion. Contributions under the plan aggregated approximately $1,121,000 (1993), $1,126,000 (1992) and $1,006,000 (1991). Other accrued expenses and sundry liabilities include accrued contributions under the plan of $1,121,000 (1993) and $1,126,000 (1992).

The Company has an incentive compensation plan for executive officers and key employees of the Company providing for 5% of the Company's income from operations to be distributed (as provided) to participants of the plan. In addition to the amounts payable as set forth above, since cumulative investment income (as defined) earned after 1990 through December 31, 1992 exceeded investment loss (as defined) incurred in 1990, the excess was added to income from operations for the purpose of calculating incentive compen-sation for 1992. Since there was investment income (as defined) in 1993, the amount of such income was added to income from operations for the purpose of calculating incentive compensation for 1993. Distributions under the plan aggregated $844,000 (1993), $959,000 (1992) and $821,000 (1991). Other
accrued expenses and sundry liabilities include accrued incentive compensation of $339,000 (1993) and $464,200 (1992).

The Company has the right to change, modify or terminate the above plans at any time.

10. Per Share Amounts
- ---------------------

Primary net income per share of Common Stock is computed on the basis of weighted average number of common shares outstanding (4,607,458 (1993), 4,727,714 (1992) and 5,030,844 (1991)).

Amounts per share of Common Stock assuming full dilution are computed on the basis of the weighted average number of shares set forth in the preceding paragraph adjusted for shares issuable upon conversion of the Convertible Subordinated Debentures, after elimination from net income of related debt expense thereon, less applicable income taxes. The number of shares used in this computation is 5,003,791 (1993), 6,166,436 (1992) and 6,592,579 (1991).

Fully diluted net income per share is not presented for the periods where the result of the computation is antidilutive.

11. Marketable Securities
- -------------------------

                                           December 31
                                       1993           1992
                                  ------------------------------
    Aggregate market value         $ 48,825,213     $54,502,745
    Cost                             50,538,410      51,636,161
                                  ------------------------------
    Net unrealized (loss) gain     $ (1,713,197)    $ 2,866,584
                                  ==============================


The net unrealized gain at December 31, 1992 has not been recognized in the accompanying consolidated financial statements; such amount consisted of unrealized gains of $5,885,284 and unrealized losses of $3,018,700.

The net unrealized loss at December 31, 1993 has been provided for in the accompanying consolidated financial statements; such amount consisted of unrealized gains of $796,126 and unrealized losses of $2,509,323.

The Company's portfolio of marketable securities is substantially invested in a limited number of issuers, operating principally in the pharmaceutical industry at December 31, 1993 and in the pharmaceutical and electric utility industries at December 31, 1992. At December 31, 1993, the cost and market value of the Company's largest holding (invested in a company operating in the pharmaceutical industry) were $21,000,000 and $21,749,000, respectively ($18,422,000 and $23,154,000, respectively, at December 31, 1992).

Subsequent to December 31, 1993 and through March 14, 1994, the Company realized net losses aggregating approximately $904,000 on sales of marketable securities. At March 14, 1994, the market value of marketable securities aggregated approximately $39,844,000 (cost $41,635,000).


12. Quarterly Financial Information (Unaudited)
- -----------------------------------------------

                                                                         Net Income
                                                                        Per Share of
                                     Income (Loss)                      Common Stock
         Subscriptions             From Securities,                                                      --------------------
             and         Cost       Net of Certain   Net                       Fully
Quarter  Other Sales   of sales      Expenses (1)   Income(2)(3)  Primary(2)  Diluted
- ----------------------------------------------------------------------------------------
1993
First   $12,618,897    $ 5,317,041  $(2,019,370)    $ 1,015,085   $  .22       $  -
Second   13,995,497      5,458,523    1,420,980       2,336,514      .50          -
Third    13,608,535      5,667,423   (1,223,442)      2,019,493      .44          -
Fourth   13,875,317      5,241,891    2,358,360       4,237,821      .93          -

1992
First   $12,997,605    $ 5,428,562  $   668,042     $ 2,575,701   $  .53       $ .48
Second   13,972,954      5,587,667      157,987       3,014,019      .65         .57
Third    12,681,923      5,105,180      301,996       2,371,013      .51         .47
Fourth   14,073,517      5,271,946    2,554,212       5,762,923     1.24        1.04

(1) Included in expenses are interest on 6-1/2% Convertible Subordinated Debentures, gains and losses in connection with the Company's investment in Gradco and other investment-related expenses.

(2) Included in net income for the first and second quarters of 1993 and the second, third and fourth quarters of 1992 are extraordinary gain (loss) of $3,656, $(1,323,450) ($(.29) per share) $266,657 ($.06 per share),
    $46,636 ($.01 per share) and $81,530 ($.02 per share), respectively.

(3) Included in net income for the fourth quarter of 1992 is $1,179,950 ($.25 per share) representing the cumulative effect on prior years of accounting change (see Note 2).

13. Distribution Agreement
- --------------------------

In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which the litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006.

Pursuant to the Distribution Agreement, in 1994 the Company will distribute for MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, 21 Russian scientific journals in English. MN will become the exclusive publisher of such journals. Prior thereto, the Company had translated, published and distributed these journals under a contract with the Copyright Agency of the former Soviet government, and under contracts with the individual institutes publishing the journals, and had paid royalties based in part upon the number of subscribers. Under the Distribution Agreement, the Company will continue to promote and distribute these journals throughout the world, and will continue to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing these functions. In 1994, the Company will retain 35% of the revenue, with the amount gradually being reduced to 30% in 1999 and remaining at that level for the balance of the term of the Distribution Agreement. Pursuant to the Distribution Agreement, the Company advanced the Academy $1,000,000 during 1993, of which, $750,000 was outstanding at December 31, 1993.

Under the Distribution Agreement, in 1995 and 1996 MN will undertake the publication of the English translations of 11 additional Russian journals, to be promoted and distributed by the Company. Commencing in such years, MN may elect to publish the English translations of up to 23 additional Russian journals, to be promoted and distributed by the Company. As to each additional journal which is published by MN and distributed by the Company under the Distribution Agreement, the Company will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.

MN intends to cause the above-mentioned journals to be translated and published in the former Soviet Union. The Company will continue its activities in translating, publishing and distributing both the journals subject to the Distribution Agreement until they are published by MN and the approximately 40 English Translation Russian Journals not subject to the Agreement. These activities will be undertaken pursuant to the Company's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.

14. Contingencies
- -----------------

The Company has contingent compensation agreements with certain key personnel. Each agreement provides for the cash payment of an amount equal to 290% of average annual compensation (as defined), in the event of termination of employment, under certain conditions which include, among other matters, (a) the sale of 75% of the book value of the Company's operating assets (as defined) or (b) any person (as defined) becoming the owner of more than 25% of the issued and outstanding shares of the Company's voting stock.

In 1991, the Company was named as a co-defendant in an action brought by former executives of Gradco, seeking compensatory and other damages of a material amount. Management of the Company, after consultation with counsel, believes the action will not result in a material loss to the Company and intends to vigorously defend against it.

                                           Plenum Publishing Corporation and Subsidiary Companies

                                           Schedule I--Marketable Securities-Other Investments

                                                                   December 31, 1993


               Column A                        Column B            Column C        Column D          Column E
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Amounts at Which
                                                                                                    Each Portfolio of
                                               Number of                         Market Value      Equity Security Issues
                                               Shares or                         of Each Issue      and Each Other
                                             Principal Amount       Cost of        at Balance      Security Issue Carried
  Name of Issuer and Title of Each Issue      of Bonds             Each Issue      Sheet Date       in the Balance Sheet
- ------------------------------------------------------------------------------------------------------------------------------
Common Stocks:
 Apple Computer, Inc.-Short Sale                20,000             $  (631,496)   $ (585,000)       $ (585,000)
 Banner Aerospace, Inc.                        390,000               3,089,555     1,755,000         1,755,000
 Bristol Myers Squibb Company                  238,500              14,495,139    13,892,625        13,892,625
 Glaxo Holdings PLC-ADR                        353,600               7,573,750     7,381,400         7,381,400
 Merck & Co., Inc.                             120,000               4,450,564     4.125,000         4,125,000
 Northeast Utilities                            10,600                 280,586       251,750           251,750
 SmithKline Beecham PLC-ADR                    794,500              20,999,808    21,749,438        21,749,438
 Union Bank San Francisco, California           10,000                 280,504       255,000           255,000
                                                                  ------------------------------------------------------------
                                                                   $50,538,410   $48,825,213       $48,825,213
                                                                  ============================================================


                                       Plenum Publishing Corporation
                                          and Subsidiary Companies

                            Schedule VIII--Valuation and Qualifying Accounts


     Column A                          Column B      Column C          Column D          Column E
- ---------------------------------------------------------------------------------------------------
                                                     Additions
                                       Balance       Charged
                                    at Beginning    to Costs and                       Balance at
    Description                       of Period      Expenses        Deductions       End of Period
- ---------------------------------------------------------------------------------------------------
Year ended December 31, 1993
Allowances deducted from assets to
 which they apply:
  Allowance for doubtful accounts     $  187,000    $    6,611         $   14,611(a)    $   179,000
  Allowance for sales returns         $  680,000    $2,908,367         $2,919,367(b)    $   669,000
  Allowance for decline in market
   value of marketable securities     $        -    $1,713,197         $        -       $ 1,713,197

Year ended December 31, 1992
Allowances deducted from assets to
 which they apply:
  Allowance for doubtful accounts     $  207,000    $   70,999         $   90,999(a)    $   187,000
  Allowance for sales returns         $  692,000    $2,722,777         $2,734,777(b)    $   680,000

Year ended December 31, 1991
Allowances deducted from assets to
 which they apply:
  Allowance for doubtful accounts     $  183,000    $   83,106         $   59,106(a)    $   207,000
  Allowance for sales returns         $  567,000    $2,881,451         $2,756,451(b)    $   692,000
  Allowance for decline in market
   value of marketable securities     $6,544,417    $        -         $6,544,417(c)    $         -


Notes:

     (a) Uncollectible receivables written off.
     (b) Returns made by customers.
     (c) Reversal of allowance no longer required.


                             Plenum Publishing Corporation and Subsidiary Companies

                                      Schedule IX--Short-Term Borrowings


              Column A              Column B       Column C         Column D      Column E         Column F
- ------------------------------------------------------------------------------------------------------------------
                                                                    Maximum        Average        Weighted
                                                                     Amount        Amount         Average
                                                   Weighted        Outstanding   Outstanding     Interest Rate
          Category of Aggregate     Balance at     Average          During          During        During the
          Short-Term Borrowings    End of Period  Interest Rate    The Period      the Period (2)  Period (3)
- ------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
Due to brokers (1)                 $       -                        $7,552,077    $2,636,821       5.41%


Year ended December 31, 1992
Due to brokers (1)                 $       -                        $       -     $        -          -

Year ended December 31, 1991
Due to brokers (1)                 $       -                        $       -     $        -          -

(1) The amounts due to brokers represent margin account borrowings which fluctuate from time to time.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by the number of days during the period.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                        Plenum Publishing Corporation
                           and Subsidiary Companies


            Schedule X-Supplementary Income Statement Information


        Column A                                      Column B
- -----------------------------------------------------------------------
                                                   Charged to Costs
         Item                                        and Expenses
- -----------------------------------------------------------------------

Year ended December 31, 1993
Advertising Costs                                    $2,069,627

Year ended December 31, 1992
Advertising Costs                                    $2,081,552

Year ended December 31, 1991
Advertising Costs                                    $2,071,546


Note: Items not shown above are omitted because the amounts charged to costs and expenses for such items are less than one percent of total revenues, except for royalties which are shown in the consolidated statements of income.


                                                                                                                        Exhibit 11

                                         Plenum Publishing Corporation and Subsidiary Companies

                                          Computation of Per Share Amounts of Common Stock-
                                                      Assuming Full Dilution


                                                                                                 Year ended December 31
                                                                                         1993             1992             1991
                                                                                     ---------------------------------------------
Net income:
 Income before extraordinary (loss) gain and cumulative effect
  on prior years of accounting change                                         (1)    $10,928,707      $12,148,883      $17,235,054
 Debt expense, less applicable income tax benefit, attributable
  to conversion of 6-1/2% Convertible Subordinated Debentures                 (2)        567,769        1,879,286        2,037,273
 Adjusted income before extraordinary (loss) gain and cumulative                     ---------------------------------------------
  effect on prior years of accounting change                          (1)+(2)=(3)     11,496,476       14,028,169       19,272,327
 Extraordinary (loss) gain                                                    (5)     (1,319,794)         394,823          100,638
 Cumulative effect on prior years of accounting change                        (4)              -        1,179,950                -
 Net income - adjusted for computation of per share amounts of                       ---------------------------------------------
  common stock - fully diluted                                    (3)+(4)+(5)=(6)    $10,176,682      $15,602,942      $19,372,965
                                                                                     =============================================
Shares of Common Stock:
 Weighted average number of shares outstanding during the year                (7)      4,607,458        4,727,714        5,030,844
 Shares issuable upon conversion of 6-1/2% Convertible
  Subordinated Debentures due April 15, 2007                                  (8)        396,333        1,438,722        1,561,735
                                                                                     ---------------------------------------------
 Adjusted number of shares outstanding for the purpose of fully
  diluted computation                                                 (7)+(8)=(9)      5,003,791        6,166,436        6,592,579
                                                                                     =============================================
Per share amounts of Common Stock - fully diluted:
 Income before extraordinary (loss) gain and cumulative effect on
  prior years of accounting change                                        (3)/(9)        $2.30              $2.28            $2.92
 Extraordinary (loss) gain                                                (5)/(9)         (.26)               .06              .02
 Cumulative effect on prior years of accounting change                    (4)/(9)            -                .19                -
                                                                                     ---------------------------------------------
 Net income                                                               (6)/(9)        $2.04              $2.53            $2.94
                                                                                     =============================================