Form 10-Q
period 1994-03-31
PLENUM PUBLISHING CORP
filed 1994-05-16
CIK 79166

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549



                                 FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Three Month Period Ended        Commission File #0-916-3
March 31, 1994

                         PLENUM PUBLISHING CORPORATION
                         (Exact name of the Registrant
                            as specified in Charter)

Delaware                                 13-5648711
(State of Incorporation)                (I.R.S. Employer
                                         Identification No.)

233 Spring Street
New York, New York                       10013
(Address of principal                   (Zip Code)
 executive offices)

Registrant's Telephone Number,
Including Area Code                     (212) 620-8000

                       SECURITIES REGISTERED PURSUANT
                       TO SECTION 12 (g) OF THE ACT:

                       COMMON STOCK $.10 PAR VALUE


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                            Yes [x]          No [ ]

          Indicate the number of shares outstanding of each of the
 issuer's classes of common stock, as of 05/12/94:     4,496,000
                                                       ---------

                                     INDEX

             PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES



PART I.     FINANCIAL INFORMATION
- - ---------------------------------

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     March 31, 1994 and December 31, 1993                   3

     Condensed consolidated statements of income
     and retained earnings -- Three months ended
     March 31, 1994 and 1993                                5

     Condensed consolidated statements of cash
     flows -- Three months ended March 31, 1994
     and 1993                                               6

     Notes to condensed consolidated financial
     statements -- March 31, 1994                           7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    11


PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                 13


SIGNATURES                                                 14
- - ----------

PART 1 - FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                      March 31             December 31
                                                                        1994                 1993
                                                                        ----                 ----
                                                                     (UNAUDITED)            (NOTE)

ASSETS
Current Assets
  Cash and cash equivalents ($1,761,980 and $1,441,576)..........       $2,983,044        $ 5,030,060
  Marketable securities at aggregate market value................       48,169,338         48,825,213
  Interest and dividends receivable..............................          336,038            224,568
  Receivables - net of allowances of $1,086,000
  and $848,000...................................................        7,795,046          8,698,080
  Advance under the Distribution Agreement.......................          750,000            750,000
  Inventories - Note D...........................................        4,308,920          4,179,185
  Deferred income tax benefits...................................        4,649,491          2,930,691
                                                                       ------------       ------------
      Total Current Assets.......................................       68,991,877         70,637,797
                                                                       ------------       ------------
Costs Applicable to Deferred Subscription Income.................          801,989            657,950
                                                                       ------------       ------------

Property, Plant and Equipment, at cost:
  Land...........................................................          690,000            690,000

  Building, net of accumulated depreciation of
        $356,446 and $330,826...   ..............................        3,177,331          3,202,951
  Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
        of $818,578  and $760,100................................          420,332            454,850
  Plate costs, net of accumulated depreciation of
        $5,110,371  and $4,656,154...............................        3,220,993          3,393,917
                                                                       ------------       ------------
                                                                         7,508,656          7,741,718
                                                                       ------------       ------------
Deferred Income Tax..............................................        1,075,609          1,070,309
                                                                       ------------       ------------
Deferred Charges and Other Assets:
  Cost of subscription lists of Human Sciences Press
        and Agathon journals, net of accumulated amortization
        of $1,502,517 and $1,433,699.............................        3,200,048          3,268,866
  Royalties......................................................        2,063,895          2,075,189
  Investment in Gradco Systems, Inc..............................        1,971,843          1,971,843
  Other..........................................................          845,611            272,476
                                                                       ------------       ------------
                                                                         8,081,397          7,588,374
                                                                       ------------       ------------
Excess of Cost of Assets Acquired over Book Amount
  Thereof, net of accumulated amortization of
  $1,243,206 and $1,229,838......................................          895,644            909,012
                                                                       ------------       ------------
Total Assets                                                           $87,355,172        $88,605,160
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to customers...............................................         $434,693           $612,460
  Accounts payable...............................................        1,441,795          1,508,098
  Due to brokers                                                         2,143,929                 --
  Income taxes payable...........................................        3,432,206          2,184,797
  Royalties payable..............................................        3,201,308          3,162,734
  Other accrued expenses and sundry liabilities..................        1,831,476          2,534,040
  Dividends payable..............................................        1,259,703          1,219,267
                                                                       ------------       ------------
        Total Current Liabilities................................       13,745,110        $11,221,396

Deferred Subscription Income.....................................       22,471,450         25,153,027

        Total Liabilities                                              ------------       ------------
                                                                        36,216,560         36,374,423
                                                                       ------------       ------------

Stockholders' Equity -- Note F

  Preferred Stock, par value $1 per share;
        Authorized - 1,000,000 shares; none issued
  Common Stock, par value $.10 per share;
        Authorized - 12,000,000 shares;
        Issued -5,847,241 shares.................................          584,724            584,724
  Paid-in additional capital.....................................        3,951,526          3,951,526
  Retained earnings..............................................       75,519,513         76,165,428
                                                                       ------------       ------------
                                                                        80,055,763         80,701,678

  Less 1,348,301 and 1,331,436 shares of Common
        Stock held in treasury - at cost.........................       28,917,151         28,470,941
                                                                       ------------       ------------

        Total Stockholders' Equity...............................       51,138,612         52,230,737
                                                                       ------------       ------------
Total Liabilities and Stockholders' Equity                             $87,355,172        $88,605,160
                                                                       ============       ============

Note:   The balance sheet at December 31, 1993 has been derived from the audited consolidated financial statements at that date.  See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)

                                                                             Three Months Ended March 31
                                                                             ---------------------------
                                                                                  1994            1993
                                                                                  ----            ----
Income:
  Subscriptions, books, outside journals and other sales, net..........       $13,508,484    $12,618,897
                                                                              ------------    -----------
  Costs and Expenses:
  Cost of sales........................................................         5,649,242      5,317,041
  Royalties............................................................         1,235,304      1,087,041
  Selling, general and administrative expenses.........................         2,800,438      2,918,016
                                                                              ------------    -----------
                                                                                9,684,984      9,322,098
                                                                              ------------    -----------
               Income From Operations..................................         3,823,500      3,296,799

Dividend income........................................................           526,207        591,088
Interest income........................................................            76,564        474,915
Realized (loss) gain on sales of marketable securities.................          (978,577)       651,338
Net unrealized loss on marketable securities...........................        (2,654,065)    (3,020,328)
Interest expense.......................................................            (3,525)      (650,392)
Other investment-related expenses......................................           (54,616)       (65,991)
                                                                              ------------    -----------
               Income Before items shown below.........................           735,488      1,277,429
                                                                              ------------    -----------

Income taxes--Note G:
  Federal..............................................................            30,000        192,000
  State and City.......................................................            91,700         74,000
                                                                              ------------    -----------
                                                                                  121,700        266,000
                                                                              ------------    -----------
               Income Before Extraordinary Credit......................           613,788      1,011,429
Extraordinary credit:
  Gain on repurchase of 6-1/2% Convertible Subordinated Debentures due April 15, 2007 less applicable income taxes of $2,400
     - Note E..........................................................                --          3,656
                                                                              ------------    -----------
               Net Income..............................................           613,788      1,015,085
Retained earnings - beginning of period................................        76,165,428     71,520,740
                                                                              ------------    -----------
                                                                               76,779,216     72,535,825
Cash dividends ($.28 and $.27 a share) ................................         1,259,703      1,249,295
                                                                              ------------    -----------
Retained earnings - end of period......................................       $75,519,513    $71,286,530
                                                                              ============    ===========

Net income per share of Common Stock - Note F                                       $0.14          $0.22
                                                                              ============    ===========


See notes to condensed  consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    Three Months  Ended March 31
                                                                                                    ----------------------------
                                                                                                      1994             1993
                                                                                                      ----             ----
Cash flows from operating activities:
  Net income..........................................................................              $613,788       $1,015,085
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation of plate costs......................................................               454,217          488,754
     Depreciation and amortization of building
    furniture, fixtures, equipment and
    leasehold improvements............................................................                84,098           83,677
 Amortization of deferred charges and excess
    of cost of assets acquired over book amount
    thereof...........................................................................               677,603          789,423
 Realized loss (gain) on sale of marketable
    securities........................................................................               978,577         (651,338)
 Net unrealized loss on marketable securities...............                                       2,654,065        3,020,328
 Extraordinary credit, net of income taxes............................................                    --           (3,656)
 Increase  in deferred income
    tax benefits......................................................................            (1,724,100)      (1,489,700)
 Changes in operating assets and liabilities:
   Decrease (increase) in:
    Receivables.......................................................................               791,564          (17,320)
    Inventories.......................................................................              (129,735)        (270,199)
    Other assets......................................................................            (1,157,258)      (1,355,595)
   Increase (decrease) in:
    Accounts payable, accrued expenses and
       sundry liabilities.............................................................              (908,060)         157,960
    Due to brokers....................................................................             2,143,929               --
    Income taxes payable..............................................................             1,247,409        1,127,006
    Deferred subscription income and costs
       applicable thereto-net.........................................................            (2,825,616)      (1,631,232)
                                                                                                 ------------     ------------
           Net Cash Provided by Operating Activities..................................             2,900,481        1,263,193
                                                                                                 ------------     ------------
Cash flows from investing activities:
      Additions to plate costs........................................................              (281,293)        (494,850)
      Additions to furniture, fixtures, equipment
          and leasehold improvements..................................................               (23,960)         (42,630)
      Proceeds from sale and redemption of U.S. Government securities......                               --       30,863,189
      Purchases of marketable securities..............................................           (12,373,884)     (15,961,632)
      Proceeds from sale of marketable securities.....................................             9,397,117        6,491,595
                                                                                                 ------------     ------------
           Net Cash (Used in) Provided by Investing Activities........................            (3,282,020)      20,855,672
Cash flows from financing activities:                                                            ------------     ------------
      Repurchase of 6-1/2 % Convertible Subordinated
          Debentures..................................................................                    --       (1,114,902)
      Acquisition of treasury stock...................................................              (446,210)              --
      Dividends paid..................................................................            (1,219,267)              --
                                                                                                 ------------     ------------
           Net Cash Used in Financing Activities......................................            (1,665,477)      (1,114,902)
                                                                                                 ------------     ------------
Net (Decrease) Increase in Cash and Cash Equivalents..................................            (2,047,016)      21,003,963
Cash and cash equivalents at beginning of period......................................             5,030,060       10,703,199
                                                                                                 ------------     ------------
           Cash and Cash Equivalents at End of Period.................................            $2,983,044      $31,707,162
                                                                                                 ============     ============

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

March 31, 1994


NOTE A -- BASIS OF PRESENTATION
- - -------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE B -- ACCOUNTING CHANGE
- - ---------------------------

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. Accordingly, the Company has classified its marketable equity securities held as trading securities on the basis of its intent to trade such securities and has carried them at fair market value, with unrealized gains and losses reported as a component of current earnings.

Since at December 31, 1993, the Company valued marketable equity securities as trading securities and reported such securities at the lower of aggregate cost or market, with unrealized losses reported as a component of current earnings, there was no cumulative effect as of January 1, 1994 of adopting Statement 115 on net income.


NOTE C -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- - -----------------------------------------------------------

Cash paid during the three months ended March 31, 1994 and 1993 for:

                                   1994                1993
                                   ----                ----

          Income Taxes           $598,391            $634,098
          Interest                  3,525              28,434



NOTE D -- INVENTORIES
- - ---------------------

Inventories at March 31, 1994 and December 31, 1993 are comprised of:

                                   1994                1993
                                   ----                ----

     Finished publications     $3,955,439          $3,612,257
     Work in process              353,481             566,928
                               ----------          ----------
                               $4,308,920          $4,179,185
                               ==========          ==========



NOTE E -- 6-1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE APRIL 15, 2007
- - -----------------------------------------------------------------------

In February 1993, the Company purchased debentures of $1,149,000 for an aggregate cost (including the write-off of related deferred issuance costs of approximately $28,000) of approximately $1,143,000.

On April 30, 1993 (the "Redemption Date"), pursuant to a notice of election to redeem which had been given to the holders on March 24, 1993, the Company redeemed the 6-1/2% Convertible Subordinated Debentures due April 15, 2007 (the "Debentures") which were outstanding on the Redemption Date. In accordance with the terms of the Debentures and the applicable Trust Indenture, the redemption price was equal to 102.60% of the principal amount of outstanding Debentures, and the holders were also paid accrued interest for the period from April 15, 1993 (the date on which the last semi-annual installment of interest was paid) to the Redemption Date. Prior to the Redemption Date, Debentures in the aggregate principal amount of $80,000 were converted into 2,560 shares of Common Stock at the applicable conversion rate of $31.25 per $1,000 of principal amount. On the Redemption Date, Debentures in the aggregate principal amount of $39,598,000 were outstanding, requiring a total payment to the holders of $40,734,793 (including accrued interest). This amount was funded by liquidating a portion of the Company's investments of its excess cash, and from short-term borrowing on the Company's margin account with a broker.


NOTE F -- PER SHARE AMOUNTS
- - ---------------------------

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three months ended March 31, 1994 and 1993 is 4,507,373 and 4,627,020, respectively.

NOTE G -- INCOME TAXES

Total tax expense for the three month periods ended March 31, 1994 and 1993 amounted to $121,700 and $266,000 (effective rates of 16.5% and 20.82%), totals different from those computed by applying the U.S. Federal income tax rate of 35% in 1994 and 34%
in 1993 to income before income taxes.  The reasons for these differences are as follows

                                                      Three Months Ended March 31
                                                      -----------------------------
                                            1994                            1993
                                          -------------------------------------------------------
                                                        % of                            % of
                                                         Income                          Income
                                                         Before                          Before
                                                         Income                          Income
                                          Amount          Taxes           Amount         Taxes
                                          -------------------------------------------------------
Computed expected tax expense             $257,400       35.00%           $434,300       34.00%

Increases (reductions) in tax
   resulting from:
       State and local income
          taxes, net of Federal
          income tax benefit                59,600        8.10              48,800        3.82

       Nontaxable portion of
         dividend income                  (128,900)     (17.50)           (140,700)     (11.01)

       FSC income taxed at a
         lower rate                        (87,500)     (11.90)            (82,600)      (6.47)

       Miscellanoeus - net                  21,100        2.80               6,200        0.48
                                          ---------     -------           ---------      ------
Actual Tax Expense                        $121,700       16.50%           $266,000       20.82%
                                          =========     =======           =========      ======


NOTE H -- CONTINGENCIES
- - --------------------------------

In 1991, the Company was named as a co-defendant in an action brought by former executives of Gradco, seeking compensatory and other damages of a material amount. Management of the Company, after consultation with counsel, believes the action will not result in a material loss to the Company and intends to vigorously defend against it.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

Three Month Period - 1994 vs 1993
- - ---------------------------------

     Revenues from the Company's publishing operations increased by 7.0% to $13,508,484. Revenues from subscriptions and outside journals accounted for half of the total increase in revenues for the three months ended March 31, 1994, primarily due to higher selling prices and more issues of 11 Russian language journals being published under a contract with an American learned society (which ended with the 1993 volume year - see below), offset by nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translations of Russian language journals. Revenues from book sales accounted for half of the total increase in revenues, primarily due to an increase in backlist sales.

     In April 1993, an American learned society with whom the Company had a contract to produce English translation of 11 Russian language journals for publication by that society gave formal notice that they would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $386,000 for the three months ended March 31, 1994; however, such revenues will cease during the second quarter of fiscal year 1994.

     The Journal Production and Distribution Agreement (the "Distribution Agreement") which the Company entered into in December 1993 with the Russian Academy of Sciences and other interested parties relating to translations of certain Russian Scientific Journals, was described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Report on Form 10-K for the fiscal year ended December 31, 1993. While management expects that revenues and net income from subscription journals will decrease as a result of the Company's modified relationship to the translation journals covered by the Distribution Agreement, the new arrangement had an insignificant impact on such results for the three months ended March 31, 1994, since publication of most of the affected translation journals for the 1994 volume year will not commence until the second quarter of fiscal 1994.

    The cost of sales as a percentage of revenues decreased from 42.1% in 1993 to 41.8% in 1994 mainly due to increased backlist sales. The Company provides for obsolescence by writing down the inventory values of backlist books, resulting in higher gross margins on backlist sales, as compared to frontlist sales. The increase in royalty expenses was principally attributable to increased royalty rates. The decrease in selling, general and administrative expenses was primarily due to decreased professional fees, bad debt expense and mailing expenses. The decrease in interest income was principally due to lower interest rates and decreased investment in U.S. Government securities, time deposits and money market funds, arising mainly because of the decrease in investment assets utilized for redemption of the Company's Convertible Subordinated Debentures on April 30, 1993. The decrease in dividend income was due to decreased investment in marketable securities. The Company has a net realized loss of $978,577 and an unrealized loss of $2,654,065 on marketable securities for the quarter ended March 31, 1994, as compared to a net realized gain of $651,338 and an unrealized loss of $3,020,328 on marketable securities for the quarter ended March 31, 1993.

     The decrease in net income was principally attributable to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------

     The ratio of current assets to current liabilities is 5.0 to 1 at March 31, 1994 compared to 6.3 to 1 at December 31, 1993.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $51,152,000 at March 31, 1994 invested in marketable securities and in cash, which are available for corporate purposes.

                          PART II - OTHER INFORMATION




Item 6.  Exhibits and Report on Form 8-K
- - ----------------------------------------


          (a)  Exhibits - None.

          (b)  Reports on Form 8 - K - None.

                           Signatures
                           ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PLENUM PUBLISHING CORPORATION
                              -----------------------------


By:s/Martin E. Tash
   ----------------
   Martin E. Tash
   Chairman of the Board of Directors and
   President (Principal Executive Officer)

   Dated:  May 16, 1994



By:s/Ghanshyam A. Patel
   ---------------------
   Ghanshyam A. Patel
   Treasurer and Chief Financial Officer

   Dated:  May 16, 1994