Form 10-Q
period 1994-06-30
PLENUM PUBLISHING CORP
filed 1994-08-12
CIK 79166

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549



                                 FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Six Month Period Ended        Commission File #0-916-3
June 30, 1994

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
                            Yes [x]          No [ ]

          Indicate the number of shares outstanding of each of the
 issuer's classes of common stock, as of 08/12/94:     4,490,447
                                                       ---------

                                     INDEX

             PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES



PART I.     FINANCIAL INFORMATION
- - ---------------------------------

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     June 30, 1994 and December 31, 1993                    3

     Condensed consolidated statements of income
     and retained earnings --  Six and Three months
     ended June 30, 1994 and 1993                           5

     Condensed consolidated statements of cash
     flows -- Six months ended June 30, 1994
     and 1993                                               6

     Notes to condensed consolidated financial
     statements -- June 30, 1994                            7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    11


PART II.  OTHER INFORMATION
- - ---------------------------

Item 4.   Submission of Matters to a Vote of Security
          Holders                                          14

Item 6.   Exhibits and Reports on Form 8-K                 14


SIGNATURES                                                 15
- - ----------

PART 1 - FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                      June 30             December 31
                                                                        1994                 1993
                                                                        ----                 ----
                                                                     (UNAUDITED)            (NOTE)

ASSETS
Current Assets
  Cash and cash equivalents ($308,476 and $1,441,576)............       $1,370,534        $ 5,030,060
  Marketable securities at aggregate market value................       48,698,001         48,825,213
  Interest and dividends receivable..............................          202,436            224,568
  Receivables - net of allowances of $1,086,000
     and $848,000................................................        8,382,240          8,698,080
  Advance under the Distribution Agreement.......................          741,248            750,000
  Inventories - Note D...........................................        3,937,436          4,179,185
  Deferred income tax benefits...................................        3,905,491          2,930,691
                                                                       ------------       ------------
      Total Current Assets.......................................       67,237,386         70,637,797
                                                                       ------------       ------------
Costs Applicable to Deferred Subscription Income.................          623,220            657,950
                                                                       ------------       ------------

Property, Plant and Equipment, at cost:
  Land...........................................................          690,000            690,000

  Building, net of accumulated depreciation of
        $382,066 and $330,826...   ..............................        3,151,711          3,202,951
  Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
        of $877,054  and $760,100................................          389,382            454,850
  Plate costs, net of accumulated depreciation of
        $5,331,231  and $4,656,154...............................        3,504,327          3,393,917
                                                                       ------------       ------------
                                                                         7,735,420          7,741,718
                                                                       ------------       ------------
Deferred Income Tax..............................................        1,030,309          1,070,309
                                                                       ------------       ------------
Deferred Charges and Other Assets:
  Cost of subscription lists of Human Sciences Press
        and Agathon journals, net of accumulated amortization
        of $1,571,334 and $1,433,699.............................        3,131,231          3,268,866
  Royalties......................................................        2,039,477          2,075,189
  Investment in Gradco Systems, Inc..............................        1,971,843          1,971,843
  Other..........................................................          590,425            272,476
                                                                       ------------       ------------
                                                                         7,732,976          7,588,374
                                                                       ------------       ------------
Excess of Cost of Assets Acquired over Book Amount
  Thereof, net of accumulated amortization of
  $1,256,573 and $1,229,838......................................          882,277            909,012
                                                                       ------------       ------------
Total Assets                                                           $85,241,588        $88,605,160
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to customers...............................................         $462,642           $612,460
  Accounts payable...............................................        1,344,384          1,508,098
  Due to brokers                                                           710,641                 --
  Income taxes payable...........................................        1,754,636          2,184,797
  Royalties payable..............................................        2,400,080          3,162,734
  Other accrued expenses and sundry liabilities..................        2,154,504          2,534,040
  Dividends payable..............................................        1,258,880          1,219,267
                                                                       ------------       ------------
        Total Current Liabilities................................       10,085,767        $11,221,396

Deferred Subscription Income.....................................       21,439,735         25,153,027

        Total Liabilities                                              ------------       ------------
                                                                        31,525,502         36,374,423
                                                                       ------------       ------------

Stockholders' Equity -- Note F

  Preferred Stock, par value $1 per share;
        Authorized - 1,000,000 shares; none issued
  Common Stock, par value $.10 per share;
        Authorized - 12,000,000 shares;
        Issued -5,847,241 shares.................................          584,724            584,724
  Paid-in additional capital.....................................        3,951,526          3,951,526
  Retained earnings..............................................       78,169,017         76,165,428
                                                                       ------------       ------------
                                                                        82,705,267         80,701,678

  Less 1,351,241 and 1,331,436 shares of Common
        Stock held in treasury - at cost.........................       28,989,181         28,470,941
                                                                       ------------       ------------

        Total Stockholders' Equity...............................       53,716,086         52,230,737
                                                                       ------------       ------------
Total Liabilities and Stockholders' Equity                             $85,241,588        $88,605,160
                                                                       ============       ============

Note:   The balance sheet at December 31, 1993 has been derived from the audited consolidated financial statements at that date.  See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)

                                                                           Six Months Ended June 30    Three Months Ended June 30
                                                                        ---------------------------    --------------------------
                                                                            1994            1993           1994           1993
                                                                            ----            ----           ----           ----
Income:
  Subscriptions, books, outside journals and other sales, net........   $26,694,853    $26,614,394     $13,186,369    $13,995,497
                                                                        ------------    -----------    -----------    ------------
Costs and Expenses:
  Cost of sales......................................................    10,851,056     10,775,564       5,201,814      5,458,523
  Royalties..........................................................     2,192,653      2,254,374         957,349      1,167,333
  Selling, general and administrative expenses.......................     5,639,679      5,851,673       2,839,241      2,933,657
                                                                        ------------    -----------    -----------    ------------
                                                                         18,683,388     18,881,611       8,998,404      9,559,513
                                                                        ------------    -----------    -----------    ------------
               Income From Operations................................     8,011,465      7,732,783       4,187,965      4,435,984

Dividend income......................................................       933,412      1,105,326         407,205        514,238
Interest income......................................................       139,539        530,137          62,975         55,222
Realized (loss) gain on sales of marketable securities...............    (1,841,188)       515,526        (862,611)      (135,812)
Net unrealized (loss) gain on marketable securities..................      (118,636)    (1,701,285)      2,535,429      1,319,043
Interest expense.....................................................       (16,238)      (928,601)        (12,713)      (278,209)
Other investment-related expenses....................................      (102,182)      (119,493)        (47,566)       (53,502)
                                                                        ------------    -----------     ----------    ------------
               Income Before Items Shown Below.......................     7,006,172      7,134,393       6,270,684      5,856,964
                                                                        ------------    -----------    -----------    ------------
Income taxes--Note G:
  Federal............................................................     1,900,000      1,763,000       1,870,000      1,571,000
  State and City.....................................................       584,000        700,000         492,300        626,000
                                                                        ------------    -----------    -----------    ------------
                                                                          2,484,000      2,463,000       2,362,300      2,197,000
                                                                        ------------    -----------    -----------    ------------
               Income Before Extraordinary Items.....................     4,522,172      4,671,393       3,908,384      3,659,964
                                                                        ------------    -----------    -----------    ------------
Extraordinary Items -- Note E:
  Gain on repurchase of 6-1/2% Convertible Subordinated Debentures
      due April 15, 2007 less applicable income taxes of $2,400......                        3,656
  (Loss) from early retirement of 6-1/2% Convertible Subordinated
      Debentures due April 15, 2007 net of income tax benefit
      of $674,900....................................................            --     (1,323,450)             --     (1,323,450)
                                                                        ------------    -----------    -----------    ------------
               Extraordinary Loss....................................            --     (1,319,794)             --     (1,323,450)
                                                                        ------------    -----------    -----------    ------------
Net Income...........................................................     4,522,172      3,351,599       3,908,384      2,336,514
Retained earnings - beginning of period..............................    76,165,428     71,520,740      75,519,513     71,286,530
                                                                        ------------    -----------    -----------    ------------
                                                                         80,687,600     74,872,339      79,427,897     73,623,044
Cash dividends ($.56 and $.54 a share and $.28 and $.27 a share).....     2,518,583      2,497,422       1,258,880      1,248,127
                                                                        ------------    -----------    -----------    ------------
Retained earnings - end of period....................................   $78,169,017    $72,374,917     $78,169,017    $72,374,917
                                                                        ============   ===========     ===========    ============

Per share of Common Stock - Note H
   Income before extraordinary items.................................         $1.00          $1.01           $0.87          $0.79
   Extraordinary loss................................................                        (0.29)                         (0.29)
                                                                        ------------    -----------    -----------    ------------
                 Net Income..........................................         $1.00          $0.72           $0.87          $0.50
                                                                        ============    ===========    ===========    ============


See notes to condensed  consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Six Months  Ended June 30
                                                                                                    ----------------------------
                                                                                                      1994             1993
                                                                                                      ----             ----
Cash flows from operating activities:
  Net income..........................................................................            $4,522,172       $3,351,599
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation of plate costs......................................................               675,077          917,497
     Depreciation and amortization of building,
      furniture, fixtures, equipment and
      leasehold improvements..........................................................               168,194          157,169
     Amortization of deferred charges and excess
      of cost of assets acquired over book amount
      thereof.........................................................................             1,457,039        1,374,312
     Realized loss (gain) on sale of marketable
      securities......................................................................             1,841,188         (530,137)
     Net unrealized loss on marketable securities.....................................               118,636        1,701,285
     Extraordinary loss, net of income taxes..........................................                  --          1,319,794
     Increase in deferred income tax benefits.........................................              (934,800)      (1,026,950)
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Receivables..................................................................               346,724       (1,682,408)
         Inventories..................................................................               241,749           39,438
         Other assets.................................................................            (1,574,906)      (1,531,810)
       Increase (decrease) in:
         Accounts payable, accrued expenses and
           sundry liabilities.........................................................            (1,455,722)      (2,368,432)
         Due to brokers...............................................................               710,641        3,182,231
         Income taxes payable.........................................................              (430,161)         345,414
         Deferred subscription income and costs
           applicable thereto-net.....................................................            (3,678,562)      (1,952,211)
                                                                                                 ------------     ------------
              Net Cash Provided by Operating Activities...............................             2,007,269        3,296,791
                                                                                                 ------------     ------------
Cash flows from investing activities:
      Additions to plate costs........................................................              (785,487)        (888,921)
      Additions to furniture, fixtures, equipment
          and leasehold improvements..................................................               (51,486)        (126,592)
      Proceeds from sale and redemption of U.S. Government securities......                               --       32,858,033
      Purchases of marketable securities..............................................           (23,849,829)     (21,173,849)
      Proceeds from sale of marketable securities.....................................            22,017,217       19,990,197
                                                                                                 ------------     ------------
           Net Cash (Used in) Provided by Investing Activities........................            (2,669,585)      30,658,868
                                                                                                 ------------     ------------
Cash flows from financing activities:
      Repurchase of 6-1/2 % Convertible Subordinated Debentures.......................                    --      (41,755,663)
      Acquisition of treasury stock...................................................              (518,240)        (182,585)
      Dividends paid..................................................................            (2,478,970)      (1,249,296)
                                                                                                 ------------     ------------
           Net Cash Used in Financing Activities......................................            (2,997,210)     (43,187,544)
                                                                                                 ------------     ------------
Net Decrease in Cash and Cash Equivalents.............................................            (3,659,526)      (9,231,885)
Cash and cash equivalents at beginning of period......................................             5,030,060       10,703,199
                                                                                                 ------------     ------------
           Cash and Cash Equivalents at End of Period.................................            $1,370,534       $1,471,314
                                                                                                 ============     ============

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

June 30, 1994


NOTE A -- BASIS OF PRESENTATION
- - -------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.


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


NOTE C -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- - -----------------------------------------------------------

Cash paid during the six months ended June 30, 1994 and 1993 for:

                                    1994                1993
                                    ----                ----

          Income Taxes           $3,848,961          $3,144,536
          Interest                   16,238           1,495,705



NOTE D -- INVENTORIES
- - ---------------------

Inventories at June 30, 1994 and December 31, 1993 are comprised of:

                                   1994                1993
                                   ----                ----

     Finished publications     $3,550,645          $3,612,257
     Work in process              386,791             566,928
                               ----------          ----------
                               $3,937,436          $4,179,185
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

The premium paid for the Debentures, the write-off of related deferred issuance costs of approximately $956,000, and professional fees of approx-imately $13,000 incurred for redemption, net of applicable income tax benefit of $675,000 totaled approximately $1,323,000, which had been accounted for as an extraordinary loss.

NOTE F -- PER SHARE AMOUNTS
- - ---------------------------

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the Six and three months ended June 30, 1994 and 1993 is 4,502,499, 4,626,149, 4,496,735, and 4,625,495 respectively.

NOTE G -- INCOME TAXES

Total tax expense for the six month periods ended June 30, 1994 and 1993 amounted to $2,484,000 and $2,463,000 (effective rates of 35.45 % and 34.52%), and for the three month periods ended June 30, 1994 and 1993 amounted to $2,362,300 and $2,197,000
(effective rates of 37.67 % and 37.51%), totals different from those computed by applying the U.S. Federal income tax rate of
35% to income before income taxes.  The reasons for these differences are as follows:

                                                  Six Months Ended June 30                    Three Months Ended June 30
                                               -----------------------------                 ----------------------------
                                         1994                       1993                  1994                   1993
                                    -------------------------------------------      --------------------------------------------
                                                  % of                   % of                       % of                   % of
                                                  Income                 Income                    Income                  Income
                                                  Before                 Before                    Before                  Before
                                                  Income                 Income                    Income                  Income
                                    Amount        Taxes     Amount       Taxes         Amount      Taxes      Amount       Taxes
                                    -------------------------------------------      --------------------------------------------
Computed "expected" tax expense     $2,452,000    35.00%    $2,497,000    35.00%      $2,194,600    35.00%    $2,062,700    35.00%

Increases (reductions) in tax
  resulting from:
       State and local income
          taxes, net of Federal
          income tax benefit           379,600     5.41        455,000     6.38         320,000      5.10        406,200     6.93

       Nontaxable portion of
         dividend income              (228,700)   (3.26)      (274,100)   (3.84)        (99,800)    (1.59)      (133,400)   (2.28)

       FSC income taxed at a
         lower rate                   (175,000)   (2.50)      (170,200)   (2.39)        (87,500)    (1.40)       (87,600)   (1.49)

       Miscellaneous - net              56,100     0.80        (44,700)   (0.63)         35,000      0.56        (50,900)   (0.65)
                                     ---------   -------     ---------   ------        --------    ------      ----------  -------
Actual Tax Expense                  $2,484,000    35.45%    $2,463,000    34.52%     $2,362,300     37.67%    $2,197,000    37.51%
                                     =========   =======    ==========   ======      ==========    ======     ===========  =======


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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

OPERATIONS
- - ----------

     Revenues from the Company's publishing operations for the three months ended June 30, 1994 decreased by 5.8%, whereas such revenues for the six months ended June 30, 1994 did not materially change from the comparable period in 1993. Revenues from subscriptions and outside journals for the three months ended June 30, 1994 decreased by 4.5%, whereas such revenues for the six months ended June 30, 1994 did not materially increase from the comparable period in 1993. The decrease in revenues for the second quarter of fiscal year 1994 was primarily due to the following:
(a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below),
(b) the decrease in revenues from the translation journals resulting from the Company's modified relationship under the Journal Production and Distribution Agreement (see below),
(c) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices. Revenues from book sales for the three months ended June 30, 1994 decreased by 10.1%, primarily due to fewer book titles being published. However, despite the reduction in the number of book titles published, such sales for the six months ended June 30, 1994 increased by 1.7%, primarily due to an increase in backlist sales.

     In April 1993, an American learned society with whom the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that they would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $142,000 for the three months ended June 30, 1994, compared to $382,000 for the corresponding period in 1993. Such revenues ceased during the second quarter of fiscal 1994.

     The Journal Production and Distribution Agreement (the "Distribution Agreement") which the Company entered into in December 1993 with the Russian Academy of Sciences and other interested parties relating to translations of certain Russian scientific journals, was described in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Report on Form 10-K for the fiscal year ended December 31, 1993. The new arrangement resulted in decreased revenues from subscription journals for the three months ended June 30, 1994, since the publication of most of the affected translation journals for the 1994 volume year commenced during the second quarter of fiscal 1994.

     The cost of sales as a percentage of revenues for the three and six months ended June 30, 1994 increased from 39% and 40.5% to 39.4% and 40.6%, respectively, principally due to the adverse impact of the new arrangement under the Distribution Agreement on operating income and the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin. The decrease in selling, general and administrative expenses was principally attributable to decreased professional fees, bad debt expense and mailing expenses.

     The decrease in interest income for the six months ended June 30, 1994 was principally due to lower interest rates and decreased investment in U.S. Government securities, time deposits and money market funds, arising mainly because of the decrease in investment assets utilized for redemption of the Company's Convertible Subordinated Debentures on April 30, 1993. The decrease in dividend income for the three and six months ended June 30, 1994 was due to decreased investment in marketable securities. The Company had a net realized loss of $1,841,188 and an unrealized loss of $118,636 on marketable securities for the six months ended June 30, 1994, as compared to a net realized gain of $515,526 and an unrealized loss of $1,701,285 on marketable securities for the six months ended June 30, 1993. On the other hand, the Company had a net realized loss of $862,611 and an unrealized gain of $2,535,429 on marketable securities for the quarter ended June 30, 1994, as compared to a net realized loss of $135,812 and an unrealized gain of $1,319,043 on marketable securities for the quarter ended June 30, 1993. The decrease in interest expense was primarily due to the redemption of 6-1/2% Convertible Subordinated Debentures on April 30, 1993.

     The increase in net income for the six months ended June 30, 1994 was principally attributable to increased income from publishing operations and extraordinary loss from early retirement of 6-1/2% Convertible Subordinated Debentures recorded in the second quarter of 1993, offset by the decrease in investment income as discussed in the preceding paragraph. The increase in net income for the three months ended June 30, 1994 was mainly due to extraordinary loss from early retirement of 6-1/2% Convertible Subordinated Debentures recorded in the second quarter of 1993 and the increase in investment income as discussed in the preceding paragraph, offset by decreased income from publishing operations.


LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------

     The ratio of current assets to current liabilities is 6.7 to 1 at June 30, 1994 compared to 6.3 to 1 at December 31, 1993.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $50,069,000 at June 30, 1994 invested in marketable securities and in cash, which are available for corporate purposes.

                        PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------  ----------------------------------------------------

     (a)  The Company's Annual Meeting of Stockholders was held on June
16, 1994.

     (b) The sole purpose of the meeting was the election of three directors of the Company, to serve for a term of two years (i.e. until the Annual Meeting to be held in 1996). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected are Martin E. Tash, Mark Shaw and Bernard Bressler. All of such persons were incumbent directors. The other directors (whose current two-year term of office expires at the Annual Meeting to be held in 1995) are N. Bruce Hannay, Howard F. Mathiasen and Earl Ubell.

     (c) The votes cast for, and withheld from, each of the nominees (out of the 4,496,000 shares of Common Stock outstanding and entitled to vote as of the record date of May 9, 1994) are set forth below. There were no broker non-votes.

Nominees                 For                 Withheld

Martin E. Tash           3,874,798           8,007
Mark Shaw                3,874,798           7,847
Bernard Bressler         3,874,798           8,097

Item 6.  Exhibits and Report on Form 8-K


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

   Dated: August 12, 1994



By:s/Ghanshyam A. Patel
   ---------------------
   Ghanshyam A. Patel
   Treasurer and Chief Financial Officer

   Dated: August 12, 1994