Form 10-Q
period 1994-09-30
PLENUM PUBLISHING CORP
filed 1994-11-14
CIK 79166

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


                                 FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Nine Month Period Ended         Commission File #0-916-3
September 30, 1994

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
                            Yes   x            No
                                 ----               -----
          Indicate the number of shares outstanding of each of the
 issuer's classes of common stock, as of 11/10/94:     4,261,796
                                                       ----------

                                     INDEX

             PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES



PART I.     FINANCIAL INFORMATION
- - ----------------------------------

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     September 30, 1994 and December 31, 1993

     Condensed consolidated statements of income and retained earnings -- Nine and Three months ended
     September 30, 1994 and 1993


     Condensed consolidated statements of cash flows -- Nine months ended September 30, 1994 and 1993

     Notes to condensed consolidated financial statements -- September 30, 1994


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



PART II.  OTHER INFORMATION
- - -------------------------------


Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES


PART  I   -   FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
                                                                                         September 30            December 31
                                                                                              1994                   1993
                                                                                              ----                   -----

                                                                                          (UNAUDITED)               (NOTE)
                                                                                          ------------          ------------
ASSETS
Current Assets:
   Cash and cash equivalents ($7,640,606 and $1,441,576)......................             $8,376,336             $5,030,060
   Marketable securities at aggregate market value ...........................             43,690,526             48,825,213
   Interest and dividends receivable..........................................                187,124                224,568
   Receivables -- net of allowances of $1,122,000
        and $848,000..........................................................              5,418,216              8,698,080
   Advance under the Distribution Agreement ..................................                740,464                750,000
   Inventories -- Note D......................................................              3,933,557              4,179,185
   Deferred income tax benefits...............................................              2,722,891              2,930,691
                                                                                          ------------          ------------
            Total Current Assets..............................................             65,069,114             70,637,797
                                                                                          ------------          ------------
Costs Applicable to Deferred Subscription Income..............................                699,414                657,950
                                                                                          ------------          ------------
Property, Plant and Equipment, at cost:
    Land......................................................................                690,000                690,000
    Building, net of accumulated depreciation of
        $407,686 and $330,826.................................................              3,126,091              3,202,951
     Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
        of $935,382 and $760,100..............................................                389,220                454,850
     Plate costs, net of accumulated depreciation of
        $5,667,937 and $4,656,154.............................................              3,529,084              3,393,917
                                                                                          ------------          ------------
                                                                                            7,734,395              7,741,718
                                                                                          ------------          ------------
Deferred Income Tax...........................................................                923,028              1,070,309
Deferred Charges and Other Assets:
   Cost of subscription lists of Human Sciences Press
          and Agathon journals, net of accumulated amortization
          of $1,640,152 and $1,433,699........................................              3,062,413              3,268,866
   Royalties..................................................................              1,969,730              2,075,189
   Investment in Gradco Systems, Inc..........................................              1,971,843              1,971,843
   Other......................................................................                610,033                272,476
                                                                                          ------------          ------------
                                                                                            7,614,019              7,588,374
Excess of Cost of Assets Acquired Over Book Amount
   Thereof, net of accumulated amortization of
    $1,269,941 and $1,229,838.................................................                868,909                909,012
                                                                                          ------------          ------------
Total Assets                                                                              $82,908,879            $88,605,160
                                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to customers..........................................................               $555,982               $612,460
    Accounts payable..........................................................              1,156,272              1,508,098
    Income taxes payable......................................................              1,784,783              2,184,797
    Royalties payable.........................................................              2,841,057              3,162,734
    Other accrued expenses and sundry liabilities.............................              3,136,679              2,534,040
    Dividends payable.........................................................              1,254,638              1,219,267
                                                                                         -------------           -----------
                      Total Current Liabilities...............................             10,729,411             11,221,396

Deferred Subscription Income..................................................             15,746,707             25,153,027

                                                                                         -------------           -----------
        Total Liabilities                                                                  26,476,118             36,374,423
                                                                                         -------------           -----------
Stockholders'Equity -- Note F
    Preferred Stock, par value $1 per share;
        Authorized - 1,000,000 shares; none issued
    Common Stock, par value $.10 per share;
        Authorized-12,000,000 shares;
        Issued-5,847,241 shares...............................................                584,724                584,724
    Paid-in additional capital................................................              3,951,526              3,951,526
    Retained earnings.........................................................             81,260,230             76,165,428
                                                                                         -------------           -----------
                                                                                           85,796,480             80,701,678
     Less 1,366,392 and 1,331,436 shares of Common
        Stock held in treasury - at cost......................................             29,363,719             28,470,941
                                                                                         -------------           -----------

                       Total Stockholders' Equity.............................             56,432,761             52,230,737
                                                                                         -------------           -----------
Total Liabilities and Stockholders' Equity                                                $82,908,879            $88,605,160
                                                                                         =============           ===========

Note:   The balance sheet at December 31, 1993 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.


PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)

                                                                  Nine Months Ended September 30  Three Months Ended September 30
                                                                  ------------------------------  -------------------------------
                                                                     1994             1993             1994            1993
                                                                     ----             ----             ----            ----
Income:
    Subscriptions, books, outside journals and other sales, net....  $39,232,721    $40,222,929     $12,537,868     $13,608,535
                                                                      ----------   ------------     -----------     -----------
Costs and Expenses
   Cost of sales...................................................   15,900,143     16,442,987       5,049,087       5,667,423
   Royalties.......................................................    3,408,521      3,411,886       1,215,868       1,157,512
   Selling, general and administrative expenses....................    8,348,096      8,533,338       2,708,417       2,681,665
                                                                      ----------   ------------     -----------     -----------
                                                                      27,656,760     28,388,211       8,973,372       9,506,600
                                                                      ----------   ------------     -----------     -----------
                Income From Operations.............................   11,575,961     11,834,718       3,564,496       4,101,935

Dividend income....................................................    1,327,418      1,748,083         394,006         642,757
Interest income....................................................      179,809        539,811          40,270           9,674
Realized (loss) gain on sales of marketable securities.............    (2,516,689)      748,294        (675,501)        232,768
Net unrealized gain (loss) on marketable securities................     3,756,525    (3,728,148)      3,875,161      (2,026,863)
Interest expense...................................................       (20,320)     (968,242)         (4,082)        (39,641)
Other investment-related expenses..................................      (274,681)     (161,630)       (172,499)        (42,137)
                                                                      -----------   ------------    ------------     -----------
                Income Before Items Shown Below....................    14,028,023    10,012,886       7,021,851       2,878,493
                                                                      -----------   ------------    ------------     -----------
Income taxes--Note G:
   Federal.........................................................     3,900,000     2,500,000       2,000,000         737,000
   State and City..................................................     1,260,000       822,000         676,000         122,000
                                                                      -----------   ------------    ------------     -----------
                                                                        5,160,000     3,322,000       2,676,000         859,000
                                                                      ------------  ------------    ------------     -----------
                Income Before Extraordinary Items..................     8,868,023     6,690,886       4,345,851       2,019,493
                                                                      -----------   ------------    ------------     -----------
Extraordinary items - Note E:
   Gain on repurchase of 6-1/2% Convertible Subordinated Debentures
      due April 15, 2007 less applicable income taxes of $2,400             --            3,656           --              --

   Loss from early retirement of 6-1/2% Convertible Subordinated
      Debentures due April 15, 2007, net of income tax benefit
        of $674,900................................................         --       (1,323,450)          --              --
                                                                      -----------   ------------    ------------    ------------
                Extraordinary  Loss................................         --       (1,319,794)          --              --
                                                                      -----------   ------------   -------------    ------------
Net income.........................................................     8,868,023     5,371,092       4,345,851       2,019,493
Retained earnings - beginning of period............................    76,165,428    71,520,740      78,169,017      72,374,917
                                                                      -----------   ------------    ------------   -------------
                                                                       85,033,451    76,891,832      82,514,868      74,394,410
Cash dividends ($.84 and $.81 a share and $.28 and $.27 a share)...     3,773,221     3,744,958       1,254,638       1,247,536
                                                                      -----------   ------------    ------------    ------------
Retained earnings - end of period..................................   $81,260,230   $73,146,874     $81,260,230     $73,146,874
                                                                      ===========   ============    ============    ============
Per share of Common Stock- - Note F
    Income before extraordinary items..............................         $1.97         $1.45           $0.97           $0.44
    Extraordinary  loss............................................        --             (0.29)           --              --
                                                                      -----------    -----------    ------------    ------------
                Net Income.........................................         $1.97         $1.16           $0.97           $0.44

                                                                      ============   ===========    ============    ============

See notes to condensed consolidated financial statements.


PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                         Nine Months  Ended September 30
                                                                                         -------------------------------
                                                                                                  1994            1993
                                                                                                  ----            ----
Cash flows from operating activities:
      Net income.........................................................................     $8,868,023       $5,371,092
      Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation of plate costs...............................................      1,011,783        1,377,935
               Depreciation and amortization of building,
                  furniture, fixtures, equipment and
                  leasehold improvements.................................................        252,142          242,043
               Amortization of deferred charges and excess
                  of cost of assets acquired over book amount
                  thereof................................................................      1,841,336        1,607,026
               Realized loss(gain) on sales of marketable
          securities.....................................................................      2,516,689         (748,294)
               Net unrealized  (gain) loss on
               marketable securities.....................................................     (3,756,525)       3,728,148
               Extraordinary loss, net of income taxes...................................         --            1,319,794
               Decrease (increase)  in deferred income
                  tax benefits...........................................................        355,081       (2,054,750)
               Changes in operating assets and liabilities:
                 Decrease (increase) in:
                    Receivables..........................................................      3,326,844          158,279
                    Inventories..........................................................        245,628          270,223
                    Other assets.........................................................     (1,826,878)      (1,650,754)
                 Increase (decrease) in:
                    Accounts payable, accrued expenses and
                        sundry liabilities...............................................       (127,342)      (1,063,789)
                    Due to brokers.......................................................          --           1,646,973
                    Income taxes payable.................................................       (400,014)       1,335,164
                    Deferred subscription income and costs
                        applicable thereto-net...........................................     (9,447,784)      (8,297,676)
                                                                                             ------------     ------------
                              Net Cash Provided by Operating Activities..................      2,858,983        3,241,414
Cash flows from investing activities:                                                        ------------     ------------
      Additions to plate costs...........................................................     (1,146,950)      (1,335,500)
      Additions to furniture, fixtures, equipment
          and leasehold improvements.....................................................       (109,652)        (184,135)
      Proceeds from sale and redemption of U.S. Government securities....................          --          32,858,033
      Purchases of marketable securities.................................................    (27,619,720)     (22,371,906)
      Proceeds from sale of marketable securities........................................     33,994,243       22,843,210
                                                                                             ------------     ------------
                              Net Cash Provided by Investing Activities..................      5,117,921       31,809,702
Cash flows from financing activities:                                                        ------------     ------------
      Repurchase of 6-1/2 % Convertible Subordinated
          Debentures.....................................................................         --          (41,755,663)
      Acquisition of treasury stock..............................................               (892,778)        (239,105)
      Dividends paid.....................................................................     (3,737,850)      (2,497,422)
                                                                                             ------------     ------------
                              Net Cash Used in Financing Activities......................     (4,630,628)     (44,492,190)
                                                                                             ------------     ------------
Net  Increase (Decrease) in Cash and Cash Equivalents....................................      3,346,276       (9,441,074)
Cash and cash equivalents at beginning of period.........................................      5,030,060       10,703,199
                                                                                              -----------     ------------
                              Cash and Cash Equivalents at End of Period.................     $8,376,336       $1,262,125
                                                                                             ============     ============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1994

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

NOTE C -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1994 and 1993 for:
                                   1994                1993
                                ----------          ---------

     Income Taxes               $5,204,933         $4,041,586
     Interest                       20,320          1,535,346


NOTE D -- INVENTORIES

Inventories at September 30, 1994 and December 31, 1993 are
comprised of:
                                   1994                1993
                                ----------         ----------

     Finished publications      $3,639,299         $3,612,257
     Work in process               294,258            566,928
                                ----------         ----------
                                $3,933,557         $4,179,185
                                ==========         ==========

NOTE E -- 6-1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE APRIL 15, 2007

In February 1993 the Company purchased Debentures of $1,149,000 for an aggregate cost (including the write-off of related deferred issuance costs of approximately $28,000) of approximately $1,143,000.

On April 30, 1993 (the "Redemption Date"), pursuant to a notice of election to redeem which had been given to the holders on March 24, 1993, the Company redeemed the Debentures which were outstanding on the Redemption Date. In accordance with the terms of the Debentures and the applicable Trust Indenture, the redemption price was equal to 102.60% of the principal amount of outstanding Debentures, and the holders were also paid accrued interest for the period April 15, 1993 (the date on which the last semi-annual installment of interest was paid) to the Redemption Date. Prior to the Redemption Date, Debentures in the aggregate principal amount of $80,000 were converted into 2,560 shares of Common Stock at the applicable conversion rate of $31.25 per $1,000 of principal amount. On the Redemption Date, Debentures in the aggregate principal amount of $39,598,000 were outstanding, requiring a total payment to the holders of $40,734,793 (including accrued interest). This amount was funded by liquidating a portion of the Company's investments of its excess cash, and from short-term borrowing on the Company's margin account with a broker.

The premium paid for the Debentures, the Write-off of related deferred issuance costs of approximately $956,000, and professional fees of approximately $13,000 incurred for redemption, net of applicable income tax benefit of $675,000 totaled approximately $1,323,000, which had been accounted for as an extraordinary loss.

NOTE F -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the nine and three months ended September 30, 1994 and 1993 is 4,496,964, 4,624,485, 4,487,037, and 4,621,124, respectively.

NOTE G -- INCOME TAXES:

Total tax expense for the nine month periods ended September 30, 1994 and 1993 amounted to $5,160,000 and $3,322,000 (effective rates of  36.78 % and 33.2%), and for the three month periods ended September 30, 1994 and 1993 amounted to $2,676,000 and
$859,000 (effective rates of 38.11% and 29.8%), totals different from those computed by applying the U.S. Federal income tax rate of 35.0% to income before income taxes.  The reasons for these differences are as follows:

                                   Nine Months Ended September 30          Three Months Ended September 30
                                 ----------------------------------        --------------------------------------
                                    1994                   1993                  1994                1993
                                 ---------------------------------         --------------------------------------
                                             % of                % of                   % of                % of
                                             Income              Income                 Income              Income
                                             Before              Before                 Before              Before
                                             Income              Income                 Income              Income
                                 Amount      Taxes      Amount   Taxes      Amount      Taxes    Amount      Taxes
                                 ---------------------------------------------------------------------------------
Computed "expected" tax expense  $4,909,800  35.00%  $3,504,500   35.00%    $2,457,800   35.00%  $1,007,500   35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
          taxes, net of Federal
          income tax benefit        819,000   5.84      534,300    5.40        439,400    6.26       79,300    2.80
       Nontaxable portion of
         dividend income           (325,200) (2.32)    (428,300)  (4.30)       (96,500)  (1.37)    (154,200)  (5.40)
       FSC income taxed at a
         lower rate                (262,500) (1.87)    (291,000)  (2.90)       (87,500)  (1.25)    (120,800)  (4.20)

       Miscellaneous - net           18,900   0.13        2,500     --         (37,200)  (0.53)      47,200    1.60
                                 ----------------------------------------------------------------------------------
Actual Tax Expense               $5,160,000  36.78%  $3,322,000   33.20%    $2,676,000   38.11%    $859,000   29.80%
                                 ==========  ======  ==========   =====     ==========   =====     ========   =====

NOTE H -- CONTINGENCIES

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

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

OPERATIONS
- - ----------
     Revenues from the Company's publishing operations for the three and nine months ended September 30, 1994 decreased by 7.9% and 2.5%, respectively. Revenues from subscriptions and outside journals for the three and nine months ended September 30,1994 decreased by 13.2% and 4.4%, respectively.
The decrease in revenues for the third quarter of fiscal year 1994 was primarily due to the following:
     (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below),
     (b) the decrease in revenues from the translation journals resulting from the Company's modified relationship under the Journal Production and Distribution Agreement (see below),
     (c) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices.
     (d) fewer journal issues being published.

     Despite the reduction in the number of book titles being published, revenues from book sales for the three and nine months ended September 30, 1994 increased by 5.5% and 3%, respectively, primarily due to an increase in backlist sales.

     In April 1993, an American learned society with whom the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that they would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $527,000 for the nine months ended September 30, 1994, compared to $365,000 and $951,000 for the three and nine months ended September 30, 1993. Such revenues ceased during the second quarter of fiscal 1994.

     The Journal Production and Distribution Agreement (the "Distribution Agreement") which the Company entered into in December 1993 with the Russian Academy of Sciences and other interested parties relating to translations of certain Russian scientific journals, was described in the Management's Analysis of Financial Condition and Results of Operations included in the Report on Form 10-K for the fiscal year ended December 31, 1993. The new arrangement resulted in decreased revenues from subscription journals for the three and nine months ended September 30,1994, since the publication of most of the affected translation journals for the 1994 volume year commenced during the second quarter of fiscal 1994.

     The cost of sales as a percentage of revenues for the three and nine months ended September 30,1994 decreased from 41.7% and 40.9% to 40.3% and 40.5%, respectively, principally due to increased backlist sales and the reduction in production costs of certain Russian scientific journals as such costs are borne by the Russian Academy of Sciences under the Distribution Agreement, offset by the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin. The Company provides for obsolescence by writing down the inventory values of backlist books, resulting in higher gross margins on backlist sales, as compared to frontlist sales. The decrease in selling, general and administrative expenses for the nine months ended September 30,1994 was principally attributable to decreased professional fees, bad debt expense and mailing expenses.

     The decrease in interest income for the nine months ended September 30, 1994 was principally due to lower interest rates and decreased investment in U.S. Government securities, time deposits and money market funds, arising mainly because of the decrease in investment assets utilized for redemption of the Company's Convertible Subordinated Debentures on April 30, 1993.
The decrease in dividend income for the three and nine months ended September 30, 1994 was due to decreased investment in marketable securities. The Company had a net realized loss of $2,516,689 and an unrealized gain of $3,756,525 on marketable securities for the nine months ended September 30, 1994, as compared to a net realized gain of $748,294, and an unrealized loss of $3,728,148 on marketable securities for the nine months ended September 30, 1993. The Company had a net realized loss of $675,501 and an unrealized gain of $3,875,161 on marketable securities for the quarter ended September 30, 1994, as compared to a net realized gain of $232,768 and an unrealized loss of $2,026,863 on marketable securities for the quarter ended September 30, 1993. The decrease in interest expense was primarily due to the redemption of 6-1/2% Convertible Subordinated Debentures on April 30, 1993.

     The increase in net income for the nine months ended September 30, 1994 was principally attributable to the increase in investment income as discussed in the preceding paragraph, and extraordinary loss from early retirement of 6-1/2% Convertible Subordinated Debentures for the nine months ended September 30, 1993, offset by decreased income from publishing operations. The increase in net income for the three months ended September 30, 1994 was mainly due to the increase in investment income as discussed in the preceding paragraph, offset by decreased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
- - --------------------------------
     The ratio of current assets to current liabilities is 6.1 to 1 at September 30, 1994 compared to 6.3 to 1 at December 31, 1993.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $52,067,000 at September 30, 1994 invested in marketable securities and in cash, which are available for corporate purposes.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              Exhibit 27-Financial data schedule

         (b)  Reports on Form 8 - K - None.

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                            PLENUM PUBLISHING CORPORATION






Date: November 14, 1994
                               -----------------------------
                                      Martin E. Tash
                                     President and CEO








Date: November 14, 1994
                               -----------------------------
                                    Ghanshyam A. Patel
                                    Treasurer and CFO