Form 10-K
PLENUM PUBLISHING CORP
filed 1995-03-29
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     -----------------------

                            FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 31, 1994

                               OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from              to
                                       -----------     ----------

                   Commission File No. 0-916-3

                  PLENUM PUBLISHING CORPORATION
                  -----------------------------
       (Exact name of Registrant as specified in its Charter)

       Delaware                             13-5648711
       --------                             -----------
  (State or Other Jurisdiction           (I.R.S. Employer
of Incorporation or Organization)      Identification Number)

233 Spring Street, New York, New York                     10013
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to Cover page (cont'd)



file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No
                         ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                          X
                         ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1995 was $101,610,750.

The number of shares outstanding of the Issuer's common stock, as of March 16, 1995, was 3,944,069 shares.

                             PART I

Item 1.   Business
          --------

          The Registrant is and for many years has been engaged in the business of publishing and distributing advanced scientific and technical material. The Registrant publishes and distributes books and journals and creates and maintains databases for which it receives royalties from unrelated organizations providing access to such materials throughout the world under the imprints of Plenum Press, Consultants Bureau, DaCapo Press, IFI/Plenum Data, J.S. Canner & Company, and Human Sciences Press. The Registrant and its subsidiaries maintain offices in New York, New York; Wilmington, Delaware; Needham Heights, Massachusetts; Wilmington, North Carolina; London, England; and Moscow, Russia; and warehouse facilities in Edison, New Jersey.
          The Registrant's principal markets are public and private libraries, technically oriented corporations, research organizations and individual scientists, engineers, research workers, other professionals and graduate students throughout the world. Except as to the sale of reprints and tradebooks, the Registrant does not generally sell to book stores. The Registrant's principal methods of marketing are by direct mail and by advertising in scientific publications, including its own journals. The Registrant makes a wide distribution of its catalogs of published material, as well as plans for new publications. In certain foreign markets, the Registrant utilizes the services of independent distributors and agents.
      The Registrant generally secures copyrights on its publications in its own name or in the name of its subsidiaries. In some cases, pursuant to written agreement, the copyright is secured in the name of the author of the publication or a learned society or other organization. Copyrights on translations of foreign journals are limited to English language translations and do not cover the original foreign language works. Those translations of Russian journals as to which the Registrant is the distributor but not the publisher are copyrighted in the name of the publisher. Most publications printed by the Registrant's DaCapo Press subsidiary are reprints of works in the public domain which are not subject to copyright protection or are works published by others who have sold to the Registrant certain rights for publication, either for a fixed payment or under a royalty agreement.
      The Registrant does not perform any printing operations. It uses outside printing and binding services, with much of the material being prepared by the Registrant for printing. Preparations by the Registrant include editing, creation of a suitable design and typesetting.
      The following table sets forth the total revenues contributed by each class of similar products and services, and the income (loss) generated from securities owned by the Registrant.


                             1994        1993          1992          1991       1990
                             ----        ----          ----          ----       ----
Subscription Journals    $32,241,873    $33,297,585   $31,812,705  $31,342,821  $29,820,962

Outside Journals (a)       1,645,623      2,461,775     3,104,347    2,782,940    2,818,477

Books                     13,917,674     13,317,503    14,191,600   14,953,336   15,011,957

Database Products          4,122,123      4,210,802     4,202,308    3,831,838    3,885,351

Miscellaneous sales          549,062        810,581       415,039      463,664      467,927

Interest income              446,401        544,780     3,020,543    3,522,592    4,266,980

Dividend income            1,592,837      2,136,989     1,636,462    1,546,865    2,649,325

Net realized gain (loss)
on sales of marketable
securities                     2,160        801,387     2,476,916       19,714   (3,575,870)

Net unrealized gain
(loss) on marketable
securities                 2,523,173     (1,713,197)       -         6,544,417   (4,574,670)

Equity in net income
(loss) of Gradco
Systems, Inc.                102,986          4,565    (  100,430)  (   91,300)  (4,168,681)
                           ---------     ----------    ----------   ----------   ----------


                         $57,143,912    $55,872,770   $60,759,490  $64,916,887  $46,601,758
                         -----------    -----------    ----------   ----------   ----------
                         -----------    -----------    ----------   ----------   ----------

Notes:

(a) In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year.


Subscription Journals
---------------------

          During 1994, the Registrant published a total of 222 journals. 74 were translations of Russian language scientific journals, 100 were published in the English Language Journal Program, and 48 were published by the Registrant's subsidiary, Human Sciences Press, Inc. The Registrant also distributed translations of 21 Russian scientific journals (see below).

   Translations of Russian Language Journals
   -----------------------------------------

          The translation journals are in the fields of physical sciences, mathematics, engineering and life sciences. In December 1993, the Registrant entered into a Journal Production and Distribution Agreement (the "Distrib-ution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and Registrant's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. Pursuant to the Distribution Agreement, in 1994 the Registrant distributed for MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, 21 Russian scientific journals in English (the "MN Journals"). MN became the exclusive publisher of such journals. Prior thereto, the Registrant had translated, published and distributed these journals under a contract with the Copyright Agency of the former Soviet government, and under contracts with the individual institutes publishing the journals. It paid royalties based in part upon the number of subscribers. Under the Distribution Agreement, the Registrant continues to promote and distribute these journals throughout the world, and continues to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing its function. In 1994, the Registrant retained 35% of the revenue. The portion retained is included in subscription revenue. The amount will gradually be reduced to 30% in 1999 and will remain at that level for the balance of the term of the Distribution Agreement.
Under the Distribution Agreement, in 1995 MN has under taken the publication of the English translations of 14 additional Russian journals, to be promoted and distributed by the Registrant. In 1996, MN will undertake the publication of the English translations of 3 additional Russian journals, and may elect to publish the English translations of up to 14 additional Russian journals, to be promoted and distributed by the Registrant. As to each additional journal which is published by MN and distributed by the Registrant under the Distribution Agreement, the Registrant will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.
          The journals published by MN are translated and published in Russia. The Registrant expects to continue its activities in translating, publishing and distributing both the journals subject to the Distribution Agreement until they are published by MN and the 43 English Translation Russian Journals not subject to the Agreement. These activities are undertaken pursuant to the Registrant's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.
          The journals published by MN are distributed by the Registrant under the MAIK Nauka/Interperiodica imprint, and it is indicated in each journal that it is distributed worldwide by Plenum/Consultants Bureau. Those journals translated and published by the Registrant continue to be published under the Registrant's "Consultant's Bureau" imprint.
          In 1994, revenues from subscription journals decreased as a result of the Registrant's altered status with respect to the translation journals covered by the Distribution Agreement, and also as a result of the political and economic situation in Russia and in the other republics of the former Soviet Union. Management expects further decreases to occur hereafter as a result of the same factors. See Item 7, "Management's Discussion and
                                          ---------------------------
Analysis of Financial Condition and Results of Operations."
----------------------------------------------------------
         The translation work required for the publication of the Registrant's non-MN Journals is done primarily by scientists and technical persons in the United States and elsewhere who have other principal occupations. The Registrant maintains relationships with approximately 130 such persons, most of whom have been rendering translation services to the Registrant for several years. The Registrant has been able to obtain the required translators to enable it to meet its needs. The number of trans-lators reflects a reduction from previous years since the Registrant, under the Distribution Agreement, translates fewer journals.

   Plenum Press Journals
   ---------------------

          The Registrant published 100 journals in its English Language Journal Program in 1994. The journals are published under the Registrant's "Plenum Press" imprint, and include titles in chemistry, physics, mathematics, computer science, engineering, biology, medicine, psychiatry, social sciences and law. Each journal is published under the direction of an editorial board composed of professionals specializing in the fields of research covered by the journal.

   Human Sciences Press Journals
   -----------------------------

          The Registrant's subsidiary, Human Sciences Press, Inc., publishes 48 journals, under the "Human Sciences Press" imprint. These journals are primarily in the health, behavioral and social science fields.

Outside Journals
----------------

          In April 1993, an American learned society with which the Registrant had a contract to produce English translations of 11 Russian language journals for publication by that society gave notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. For 1994, the amount of revenue generated from the production of these 11 journals was approximately $527,000. Such revenue ceased during the second quarter of 1994.
          The Registrant, through its Boston-based J.S. Canner & Company, Inc. subsidiary, engages in the purchase and sale of backissue periodicals to libraries, colleges, universities and other users.

Books
-----

          The Registrant's Plenum Press division publishes scientific, technical and medical books for use by scientists, engineers, research workers, other professionals and graduate students, and their supporting libraries, research laboratories and institutions. During 1994, the division published 263 new titles as part of this program, and had an active backlist of approximately 3,800 titles as of December 31, 1994. During 1993, 288 new titles were published. Titles include comprehensive treatises, monographs and other advanced text-reference works, as well as proceedings of meetings reporting original scientific research, works surveying the state of the art in various scientific fields and specialized bibliographies and data compilations. In recent years, a number of books treating scientific topics of interest to the general reader have also been published.
          The Registrant's DaCapo Press, Inc. subsidiary publishes a line of academic/trade paperbacks in the arts, biography and history. During 1994, this subsidiary published 62 titles compared to 40 titles in the prior year. As of December 31, 1994, this subsidiary had an active backlist of approximately 1,400 titles, of which approximately 500 titles were academic/trade paperbacks, and 900 were hardcover reprints of books in music, dance, visual arts and the social sciences, which were published by DaCapo in prior years.
          The Registrant's Human Sciences Press, Inc. subsidiary had an active backlist of approximately 400 titles as of December 31, 1994. The Registrant has no immediate plans to publish new titles under the Human Sciences imprint, but will continue to publish the backlist under such imprint. The Human Sciences books are primarily in the health, behavioral and social science fields, and are sold mainly to libraries and professionals in these fields.

Database Products
-----------------

          The Registrant's IFI/Plenum Data Corporation subsidiary ("IFI") is primarily involved in providing to major industrial users on-line access to the IFI Comprehensive Data Base of Patents, a computerized index file containing references to all United States chemical and chemical related patents issued since January 1950. The Registrant's customers generally use terminals at their own facilities to obtain the information through several international database networks. The file is further utilized by IFI in its performance of patent searches for law firms and other customers. IFI produces other on-line databases for searching chemical, general, electrical and mechanical United States patents, and publishes in book format the Patent Intelligence and Technology Report. IFI also offers other online database products including Mental Health Abstracts and Information Science Abstracts.
          The Registrant's subsidiary, Career Placement Registry, Inc. ("CPR"), which had developed a database system of information concerning college graduates and experienced personnel who are seeking employment opportunities, discontinued business due to insufficient use of the system and was dissolved during 1994. Since its creation in 1981, the operations of CPR did not have a significant impact on the Registrant's earnings, nor did its discontinuance.

Other Publishing Activities
---------------------------

          Plenum Publishing Company Limited, the Registrant's English subsidiary, provides sales representation for the Registrant in the United Kingdom and European markets. Plenum Publishing Company Limited also performs editorial procurement services for the scientific book and journal publishing programs of the Registrant.

Competition
-----------

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

Export Sales
------------

          The Registrant's sales derived from customers outside the United States aggregated approximately $20,590,000 in 1994 (approximately 39% of consolidated sales). Sales derived from customers outside the United States were approximately $23,217,000 in 1993 and $21,214,000 in 1992 (approximately 43% and 39%, respectively, of consolidated sales). The Registrant generally prices its products sold abroad in U.S. dollars.

Investments in Securities
-------------------------

          In 1994, the Registrant's dividends, interest income, net realized and unrealized gains/losses on marketable securities, and equity in the net income (loss) of Gradco Systems, Inc. (the foregoing items net of interest expense and other investment-related expenses) represented 21% of the Registrant's pre-tax income. In 1993, such items (net of interest expense and other investment-related expenses) represented 3.2% of pre-tax income.
        The Registrant's excess cash is invested principally in a portfolio of marketable securities.  Market conditions and the nature of the investments have an impact on the performance of the portfolio. Excess cash is also invested in part, from time to time, in short-term investments such as time deposits, money market funds and commercial paper, and in the past has been invested in U.S. Government securities. The investments of excess cash are available for corporate purposes, and have been so used periodically.
          The Registrant owns 913,000 shares of Common Stock of Gradco Systems, Inc. ("Gradco"), an office automation company, which were acquired by the Registrant during the period October, 1989 through August, 1991. The acquisitions by the Registrant have been reported in a Statement on Schedule 13D and amendments thereto filed jointly with the Securities and Exchange Commission by the Registrant and by its Chairman, Martin E. Tash, and his wife, who as of the date hereof had acquired a total of 250,672 shares. Mr. Tash also has currently exercisable options to purchase 50,000 additional shares. The filings are required because the Registrant and Mr. and Mrs.
Tash as a group (the "Group") beneficially own more than 5% of the outstanding shares of Gradco (11.7% by the Company and 3.8% by Mr. and Mrs. Tash, inclusive of his currently exercisable options, as of the date hereof, for a total of 15.5%).
          In October 1990, in a proxy contest, a five-person slate of directors was nominated by the Group in opposition to the nominees of
Gradco's then current management. The slate consisted of Martin E. Tash (Registrant's Chairman of the Board and Chief Executive Officer), Bernard Bressler (Secretary and a director of Registrant) and three other individuals not affiliated with Registrant. Three nominees of the Group (including Messrs. Tash and Bressler) were elected to directorships, constituting a majority of the Board. The newly named Board named Mr. Tash as Gradco's Chairman and Chief Executive Officer.
          The Group may be deemed to have obtained control of Gradco in October 1990, as a result of the fact that its nominees were elected as a majority of Gradco's Board of Directors. Gradco's current five-person Board, elected without any opposing nominees at its September 1994 Annual Meeting, consists of Messrs. Tash and Bressler, and three other persons. All of the nominees were designated as such at the request of the Group, which therefore may be deemed to continue to have control of Gradco.
          Registrant has not undertaken any obligations in connection with Gradco's operations or advanced any funds to it and does not otherwise engage in business through Gradco.
          The Registrant's investment in Gradco is reflected in the Financial Statements included herein using the equity method of accounting.
          Gradco, the Registrant and Mr. Tash were defendants in a lawsuit which had been brought by certain former management employees of Gradco. In March 1995, this lawsuit was settled with all but one of the plaintiffs by the exchange of general releases.  See Item 3, Legal Proceedings.
                                               -----------------
          In view of the securities investments described above, the Registrant evaluates its status under the Investment Company Act of 1940, as amended (the "Company Act"), on an annual basis. The Company Act requires the registration with the Securities and Exchange Commission of, and imposes various substantive restrictions on, any "investment company." The Company Act defines the term "investment company" to include a company that engages primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. An "investment company" may also include a company which engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and which owns or proposes to acquire investment securities (which for this purpose excludes U.S. Government securities) having a value that exceeds 40% of the value of such company's total assets (excluding cash items and U.S.
Government securities), unless the company is primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities.
          The Registrant's principal business continues to be publishing and distributing advanced scientific and technical material, and the Registrant is not primarily engaged in investing, reinvesting or trading in securities. As of December 31, 1994, investment securities represented less than 40% of the value of the Registrant's total assets (exclusive of cash items), and in any event the Registrant continued to be exempt from status as an investment company pursuant to Rule 3a-1 under the Company Act because less than 45% of the value of its total assets (exclusive of cash items) consisted of, and less than 45% of its net income after taxes for the last four fiscal quarters combined was derived from, securities.

Miscellaneous Information
-------------------------

          The Registrant currently employs approximately 285 full time employees.
          Backlog is not significant in the Registrant's business because orders are filled on a current basis. The Registrant does receive payments and on occasion records receivables from journal subscribers in advance of the issuance of journals, and the amounts appearing on the Registrant's Consolidated Balance Sheets as "Deferred Subscription Income" represent these items. See Note 1 of Notes to Consolidated Financial Statements.
          The business of the Registrant is not seasonal. No material portion of the business of the Registrant is subject to renegotiation of profits or termination of contracts at the election of the Government. Compliance with the provisions enacted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment does not have an effect upon the Registrant.

Item 2.   Properties
          ----------

          As of December 31, 1994, the Registrant had leases at the following principal locations:

                                       Expiration        Annual
Address               Size             Date of Lease     Rent
-------               ----             -------------     ------
233 Spring Street     61,650 sq. ft.       2007          $270,336 in 1995,
New York, NY                                             and increasing to a
                                                         maximum of $340,512
                                                         in 2006.

150 Bay Street        10,000 sq. ft.       1997          $49,400 in 1995
Jersey City, NJ                                          and thereafter

10 Charles Street     20,800 sq. ft.       1996          $125,073 in 1995
Needham Heights, MA                                      and thereafter

90 Middlesex Street    2,400 sq. ft.       1996          $46,000 in 1995
London, U.K.                                             and thereafter


          Various of the leases referred to above provide for additional payments or increases in rent over the base rental specified above under different circumstances. In addition to the leases referred to above, the Registrant or its subsidiaries have leases on space at various locations with a total annual rental of approximately $17,000.
          The Registrant's warehouse operations are conducted at a 69,000 square foot warehouse in Edison, New Jersey which is owned by the Registrant.

Item 3.   Legal Proceedings
          -----------------

          (a) Stewart, et al. v. Gradco Systems, Inc., Plenum  Publishing
              -----------------------------------------------------------
Corporation, et al.
-------------------

          This litigation, which was previously reported in the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993, was agreed to be settled in March 1995 by Keith Stewart, and by all but one of the other remaining plaintiffs. The settlement will involve a release of all claims and cross-claims, without any payment by any of the parties. The settlement documents have not yet been filed with the Court, but this is expected to occur imminently.
          Management of the Registrant, after consultation with counsel, believes that the pending action by the non-settling plaintiff will not result in a material loss to the Registrant and intends to vigorously defend against it. Pre-trial discovery is being conducted, and the discovery cutoff date is April 30, 1995. The trial date has been set for May 30, 1995.

          (b) Waterman v. Calt and DaCapo Press, Inc.
              ---------------------------------------
          This civil action was filed by an individual residing in Oxford, Mississippi, by Complaint dated January 5, 1995. DaCapo Press, Inc. (a wholly-owed subsidiary of the Registrant) published a book entitled
I'd Rather be the Devil:  Skip James and the Blues
--------------------------------------------------
about a deceased blues singer (the "Book"). The plaintiff, the singer's former manager, has alleged that he was libeled by the Book. He seeks compensatory damages in the amount of $1,500,000 and punitive damages in the amount of $1,500,000 against DaCapo and the book's author, Stephen Calt. Plaintiff also seeks $20,000 in damages for the alleged unauthorized use of a photograph.
          The case was removed to the United States District Court for the Western District of Tennessee, from Tennessee State Court where it had been filed. Defendants have filed an answer, and intend to defend the case vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          Not applicable.


                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
          -----------------------------------------------------
          Stockholder Matters
          -------------------

          The Common Stock of the Registrant is traded on the NASDAQ National Market System. The following table sets forth, for the calendar quarters indicated, information furnished by the NASD, Inc. as to the high and low sale prices for the Registrant's Common Stock as reported on the NASDAQ National Market System under the symbol PLEN. The table also sets forth dividends declared during such periods. There were approximately 573 record holders of the Registrant's Common Stock on March 16, 1995. The number of holders as so stated does not include individual participants in security position listings.

                                                     Dividends
Calendar Year Ended December 31,   High      Low     Per Share
--------------------------------   ----      ---     ---------
1994
----
First Quarter.................... 27-1/2    25         $ .28
Second Quarter................... 27        22-1/4       .28
Third Quarter.................... 27-1/4    23-1/2       .28
Fourth Quarter................... 32-1/4    24-3/4       .28

                                                     Dividends
Calendar Year Ended December 31,   High      Low     Per Share
--------------------------------   ----      ---     ---------
1993
----
First Quarter.................... 30-1/2    25-3/4     $ .27
Second Quarter................... 30        25-1/2       .27
Third Quarter.................... 27-3/4    22-3/4       .27
Fourth Quarter................... 26-1/4    22-1/2       .27


      The Registrant has paid cash dividends on its Common Stock in each year since 1974. The payment and amount of future dividends are dependent upon the Registrant's earnings, general financial condition and the requirements of the business and upon declaration of the dividend from time to time by the Board of Directors.

Item 6.   Selected Financial Data
          ------------------------
                                                 Year Ended December 31,

                                  1994       1993         1992          1991          1990
                                  ----       ----         ----          ----          ----
Subscriptions, books,
outside journals and
other sales, net              $52,476,355  $54,098,246  $53,725,999  $53,374,599   $52,004,674

Income (loss) from interest
and dividends, and net
realized and unrealized
gain/loss on marketable
securities                      4,564,571    1,769,959    7,133,921   11,633,588    (1,234,235)

Equity in net income (loss)
of Gradco Systems, Inc.           102,986        4,565     (100,430)     (91,300)   (4,168,681)


Income before extraordinary
items and cumulative
effect on prior years of
accounting change              12,719,118   10,928,707   12,148,883   17,235,054     1,917,329

Extraordinary (loss)
gain(a)                             -       (1,319,794)     394,823      100,638       196,659

Cumulative effect on
prior years of accounting
change(b)                           -           -         1,179,950        -             -


Net income                     12,719,118    9,608,913   13,723,656   17,335,692     2,113,988

Per share of Common Stock
-- primary:

  Income before extraordinary
  items and cumulative
  effect on prior years of
  accounting change                  2.87        2.37         2.57        3.43         .35

  Extraordinary (loss)
  gain(a)                            -           (.29)         .08         .02         .04

  Cumulative effect on
  prior years of accounting
  change(b)                          -            -            .25         -             -

  Net income                         2.87        2.08         2.90        3.45         .39

Per share of Common
Stock -- fully diluted(c):

  Income before extraordinary
  items and cumulative
  effect on prior years of
  accounting change                              2.30         2.28        2.92


  Extraordinary (loss)
  gain(a)                                        (.26)         .06         .02


  Cumulative effect on prior
  years of accounting
  change(b)                                      -             .19         -


  Net income                         -           2.04         2.53        2.94
   -

Total assets                   84,913,166   88,605,160  125,852,355  128,364,118   122,853,925

Long-term debt                       -           -       40,827,000   47,635,000    48,935,000

Dividend declared per
share of Common Stock                1.12        1.08         1.04        1.00         .92


Footnotes to Table of Selected Financial Data

(a) Extraordinary loss in 1993 resulted from the early retirement of 6 1/2% Convertible Subordinated Debentures on April 30, 1993.

(b) Effective January 1, 1992, the Registrant made an accounting change for deferred taxes as a result of the application of the Statement of Financial Accounting Standards No. 109.

(c) Fully diluted net income per share is not presented for the periods where the result of the computation is antidilutive.


Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
Results of Operations
---------------------

Results of Operations
---------------------
1994 Compared to 1993
---------------------

        Revenues from the Company's publishing operations decreased by 3%. Revenues from subscriptions and outside journals decreased by 5.2% primarily due to the following: (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below); (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below); (c) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices; (d) fewer journal issues being published.
        In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for fiscal 1994, since the publication of most of the affected journals for the 1994 volume year commenced during the second quarter of fiscal 1994.
        Management expects that in 1995 and thereafter, further decreases in the Company's revenues from subscription journals will occur as a result of the Company's altered status with respect to the journals covered by the Distribution Agreement, and also as a result of the political and economic situation in Russia and in the other republics of the former Soviet Union.
        In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $527,000 for fiscal 1994, compared to approximately $1,261,000 for fiscal 1993. Such revenues ceased during the second quarter of fiscal 1994.
        Despite the reduction in the number of book titles being published, revenues from book sales increased by 4.5%, primarily due to an increase in backlist sales.
        The cost of sales as a percentage of revenues increased from 40.1% to 40.4%, principally due to a lower gross margin on certain Russian scientific journals published by the Russian Academy of Sciences under the Distribution Agreement and the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin, offset by increased sales of backlist books. The Company provides for obsolescence by writing down the inventory values of backlist books, resulting in higher gross margins on backlist sales, as compared to frontlist sales. Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy of Sciences, resulting in decreased royalty expenses. The decrease in selling, general and administrative expenses was primarily due to decreased professional fees, advertising expenditures and mailing expenses.
       The decrease in interest income was principally due to lower interest rates and decreased investment in U.S. Government securities, arising mainly because of the decrease in investment assets utilized for redemption of the Company's 6 1/2% Convertible Subordinated Debentures (the "Debentures") on April 30, 1993. The decrease in dividend income was due to decreased investment in marketable securities. The Company had a net realized gain of $2,160, and an unrealized gain of $2,523,173 on marketable securities for fiscal 1994, as compared to a net realized gain of $801,387 and an unrealized loss of $1,713,197 on marketable securities for fiscal 1993. The decrease in interest expense was primarily due to the redemption of the Debentures on April 30, 1993.
        The increase in net income in fiscal 1994 was principally attributable to the increase in investment income as discussed in the preceding paragraph, and the extraordinary loss from early retirement of the Debentures for fiscal 1993, offset by decreased income from publishing operations in fiscal 1994.

1993 Compared to 1992
---------------------

        Revenues from the Company's publishing operations increased by 0.7% to $54,098,246. Revenues from subscriptions and outside journals increased by 2.4%, primarily attributable to more journal issues being published and higher selling prices, offset by non-renewals of subscriptions partially due to the reduced buying power of libraries. Revenues from book sales decreased by 6.2% primarily due to fewer book titles being published.
        In December 1993, the Company entered into the Distribution Agreement regarding translation journals. This modified arrangement began to take effect in 1994 (see above).
        The cost of sales as a percentage of revenues increased from 39.82% to 40.08%, primarily due to higher salaries and employee benefit costs, offset by a more favorable mix of revenues from subscriptions and outside journals, and book sales. The increase in royalty expenses was principally due to increased royalty rates. The decrease in selling, general and administrative expenses was primarily attributable to decreased professional fees and bad debt expense, offset by higher salaries, employee benefit costs and sales commissions.
        The decrease in interest income was principally due to lower interest rates and decreased investments in Government securities, time deposits and money market funds, arising in large part because of the decrease in investment assets utilized for redemption of the Debentures on April 30, 1993. The increase in dividend income resulted from the increase in average investment in marketable securities in 1993. The Company had a net realized gain of $801,387 on marketable securities and recorded a provision of $1,713,197 for net unrealized losses on marketable securities for 1993, as compared to a net realized gain of $2,476,916 on marketable securities for 1992. The decrease in interest expense was primarily due to the redemption of the Debentures.
        The decrease in net income was principally attributable to the decrease in investment income as discussed in the preceding paragraph and the extraordinary loss from early retirement of the Debentures. The provision for income taxes as a percentage of income decreased in 1993 as compared to 1992 because in 1992 the Company recorded an additional provision for state and local income taxes for assessments of such taxes expected with respect to prior years.

Liquidity and Sources of Capital
--------------------------------
        The ratio of current assets to current liabilities is 5.1 to 1 at December 31, 1994 compared to 6.3 to 1 at December 31, 1993.
        Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $56,066,000 at December 31, 1994 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

        Response to this Item is contained in Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------
        Not applicable.

                            PART III
Item 10.    Directors and Executive Officers of the Registrant
            ---------------------------------------------------
        (a) The following table sets forth the name of each director and executive officer of the Registrant, the date on which his present term as a director will expire, and the nature of all positions and offices with the Registrant held by him at present. The term of office of all executive officers expires at the next Annual Meeting of Stockholders of the Registrant, which is to be held in June 1995.

                       Present Term
                       as Director
Name                    Expires             Position
----                 -------------          --------

Martin E. Tash             1996            President and
                                           Chairman of the Board
                                           of Directors

Mark Shaw                  1996            Executive Vice
                                           President and Director

Bernard Bressler           1996            Secretary and Director

Earl Ubell                 1995            Director

N. Bruce Hannay            1995            Director

Howard F. Mathiasen        1995            Director

Ghanshyam A. Patel         ----            Treasurer and Chief
                                           Financial Officer;
                                           Assistant Secretary


        The Registrant's Board of Directors is divided into two classes.
Each class currently consists of three members, and is elected in alternate years for a term of two years. The term of one class (consisting of Dr. Hannay and Messrs. Mathiasen and Ubell) expires at the 1995 Annual Meeting of Stockholders. In March 1995, the Board amended the By-laws, effective as of the 1995 Annual Meeting, to increase this class to four members, thereby increasing the total number of directors to seven. Dr. Hannay will be retiring from the Board and, accordingly, will not stand for re-election.
The Board has designated Messrs. Mathiasen and Ubell, together with Nathan Tash and Dr. Israel Gitman, as the four nominees for election at the 1995 Annual Meeting. The term of office of the other class (consisting of Messrs. Shaw, Bressler, and Martin E. Tash) expires in 1996.
        (b) The following is a brief account of the recent business experience of each director and executive officer, each nominee to serve as a director, and directorships held with other companies which file reports with the Securities and Exchange Commission.

Name                  Director Since       Business Experience
----                  --------------       -------------------
Martin E. Tash,        1972                Mr. Tash has been actively
age 54                                     engaged in the Registrant's
                                           business since 1971.  He has
                                           been Chairman of the Board and
                                           President since July 15, 1977,
                                           and served as Treasurer and
                                           Chief Financial Officer from
                                           1971 until September 29, 1986.
                                           Mr. Tash is also Chairman of
                                           the Board and Chief Executive
                                           Officer of Gradco Systems, Inc.


Mark Shaw,             1977                Mr. Shaw has been actively
age 56                                     engaged in the Registrant's
                                           business since 1963.  He has
                                           been Executive Vice President
                                           since July 15, 1977, and man-
                                           ages the Registrant's book and
                                           journal publication program.

Bernard Bressler,      1962                Mr. Bressler has been a
age 67                                     practicing attorney since 1952,
                                           and is presently a member of the
                                           firm of Bressler, Amery & Ross,
                                           counsel to the Registrant.
                                           Mr. Bressler is also a director
                                           of Gradco Systems, Inc.

Earl Ubell,            1972                Mr. Ubell has been the Health
age 68                                     and Science Editor of WCBS-TV
                                           since September 11, 1978.
                                           Between August 1976 and September
                                           1978, Mr. Ubell was the  Producer
                                           of Special Events and Document-
                                           aries for NBC News.
                                           For more than three years prior
                                           to that time, Mr. Ubell was the
                                           Director of News of WNBC-TV.

N. Bruce Hannay,       1977                Dr. Hannay is retired.  From
age 74                                     1982 - 1994, Dr. Hannay was a
                                           business and technical consultant.
                                           Prior thereto, he had been
                                           employed by Bell Laboratories,
                                           Incorporated since 1944 and served
                                           as Vice President - Research and
                                           Patents from 1972 - 1982.
                                           Dr. Hannay is a director of a
                                           group of mutual funds sponsored by
                                           Alex. Brown & Sons, Inc.

Howard F. Mathiasen,  1978                 Mr. Mathiasen is retired.
age 57                                     From July 1982 to June 1987
                                           Mr. Mathiasen was Senior Vice
                                           President of National Westminster
                                           Bank U.S.A. (formerly known as The
                                           National Bank of North America).
                                           Between June 1979 and July 1982 he
                                           was Vice President of that Bank.
                                           Between May 1, 1978 and April
                                           1979, Mr. Mathiasen was Senior
                                           Vice President of Nassau Trust
                                           Company.  Between January 1975
                                           and May 1978, Mr. Mathiasen
                                           was Vice President of Chemical
                                           Bank.

Ghanshyam A. Patel,     --                 Mr. Patel has been Treasurer
age 58                                     and Chief Financial Officer of
                                           the Registrant since September
                                           29, 1986.  Prior to that he was
                                           with the accounting firm of
                                           Ernst & Whinney (predecessor to
                                           Ernst & Young) from April 1970
                                           and served in the capacity of
                                           Senior Manager commencing
                                           June 1977.

Israel Gitman,          --                 Dr. Gitman is a nominee to
age 55                                     serve as a director of the
                                           Registrant.  For the past twenty
                                           years, he has been a consultant
                                           to Fortune 500 companies in the
                                           development of advanced commun-
                                           ications systems and technology
                                           and in the formulation of systems
                                           strategies.  From 1979 to 1994,
                                           he was Chairman and President of
                                           DVI Communications, Inc., a
                                           systems engineering and consulting
                                           company that he co-founded.  Prior
                                           thereto, he was active in research
                                           and development in the areas of
                                           computer communications and artif-
                                           icial intelligence.  Dr. Gitman
                                           has published widely in scientific
                                           and technical journals, and has
                                           been a speaker and chairman in
                                           national and international
                                           conferences.

Nathan A. Tash,         --                 Mr. Tash is a nominee to serve as
age 32                                     a director of the Registrant.
                                           From 1990 through 1992, Mr. Tash,
                                           who is an attorney, was associated
                                           with the law firm of McKenna &
                                           Cuneo in Washington, D.C. From
                                           1993 to the present, he has been
                                           engaged in private business,
                                           providing legal and investment
                                           advice to private clientele
                                           regarding real estate matters.

(c) Nathan Tash is the son of Martin E. Tash, the Company's Chairman and President.

Item 11.  Executive Compensation
          ----------------------
      (a) Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the following persons through March 16, 1995 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended December 31, 1994, 1993 and 1992: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended December 31, 1994 required to be disclosed in column (c) and (d) below exceeded $100,000.
                     SUMMARY COMPENSATION TABLE
                     --------------------------

(a)                  (b)       (c)           (d)1          (e)2
Name and                                                All Other
Principal Position   Year     Salary ($)   Bonus ($)    Compensation ($)
------------------   ----     ----------   ---------    ----------------
Martin E. Tash       1994      305,000       353,525       27,657
Chairman of the      1993      290,000       295,400       30,000
Board and President  1992      275,000       335,650       30,000
(Chief Executive
 Officer)

Mark Shaw            1994      305,000       252,375       27,657
Executive Vice       1993      290,000       211,000       30,000
President            1992      275,000       239,750       30,000

Ghanshyam A. Patel   1994      143,000        40,000       23,173
Treasurer and Chief  1993      136,000        33,000       22,868
 Financial Officer   1992      130,000        37,500       20,839

Footnotes to Summary Compensation Table
---------------------------------------

1-Represents amounts paid to the named executive officer, for the applicable fiscal year, under the Registrant's Incentive Compensation Plan. For each fiscal year an amount equal to 5% of the Registrant's Income from Operations as reported in the Registrant's year-end financial statements (together with, when applicable, 5% of the excess of cumulative Investment Profit over cumulative Investment Loss) is distributed to key employees. Thirty-five percent of such amount is distributed to the chief executive officer and 25% is distributed to the next senior officer. The balance of such amount is distributed as determined by the chief executive officer. Since cumulative Investment Profit (as defined) earned after 1990, through December 31, 1992, exceeded Investment Loss (as defined) incurred in 1990, the excess was added to Income from Operations for the purpose of calculating incentive compensation for 1992. Since there was Investment Profit (as defined) in 1993 and 1994, the amount of such Profit was added to Income from Operations for the purpose of calculating incentive compensation for 1993 and 1994.

2-Represents amount of contribution made to or accrued for the account of the named executive officer, in respect of the applicable fiscal year, in the Registrant's Profit Sharing Plan (a defined contribution plan qualified under the Internal Revenue Code). The Plan is maintained for all full-time employees who have completed certain minimum periods of service. The Registrant contributes to the Plan specified amounts based upon its after tax income as a percentage of gross revenue. The Registrant's contribution to the Plan for each employee is determined by his salary level and length of service. Contributions are invested by the Plan Trustee in stock of the Registrant and/or in a variety of other investment options, depending upon the employee's election. Interests in the Plan become vested to the extent of 20% after three years of service and vest at the rate of an additional 20% for each year of service thereafter and in any event become 100% vested at death or at the "normal retirement age" of 55 as specified in the Plan.
Each employee (or his beneficiary) is entitled to receive the value of his vested interest upon his death or retirement. He may also receive the value of such interest upon prior termination of his services with the Registrant, or if he elects at any time to withdraw his interest. The interests of Messrs. Tash, Shaw and Patel are fully vested.

         The aggregate contributions made or accrued by the Registrant through the end of fiscal 1994 for Messrs. Tash, Shaw and Patel under this Plan are $433,307, $453,182 and $132,867, respectively; these contributions have been invested in the manner set forth above, and (as to Mr. Shaw) a portion of the investments was transferred from the Plan into a private profit sharing plan of which Mr. Shaw is the beneficiary.

      (b)  Compensation of Directors.
           -------------------------

              Directors fees for Dr. N. Bruce Hannay and Messrs. Earl Ubell and Howard F. Mathiasen are currently at the rate of $10,000 per annum each. Directors of the Registrant who are also officers of the Registrant receive no additional compensation for their services as directors.

      (c)  Termination of Employment and Change of Control
           Arrangements Regarding Named Executive Officers.
           ------------------------------------------------

                   (i) See footnote (2) to table in Item 11(a) for information as to entitlement of Messrs. Tash, Shaw and Patel to receive certain distributions under the Registrant's Profit Sharing Plan upon termination of their employment.
                  (ii) On September 22, 1989, the Registrant adopted Amended Contingent Compensation Agreements with Martin Tash and Mark Shaw (executive officers of the Registrant named in the table in item 11(a)) and with Harry Allcock and Marshall Lebowitz (officers of subsidiaries of the Registrant). The Amended Agreements supersede the Contingent Compensation Agreements, adopted on October 8, 1986, and provide that if (a) during the officer's employment or within six months after his employment terminates, there is a sale of 75% of the book value of the Registrant's operating assets (as defined), or if any person or group becomes the owner of over 25% of the Registrant's outstanding stock, and (b) the officer's employment is terminated at or prior to the end of the sixth month after such event, then the Registrant or a successor in interest to the Registrant shall pay the terminated officer cash equal to 290% of the officer's average annual taxable compensation over the preceding five calendar years.
              On December 14, 1993, the Registrant entered into Contingent Compensation Agreements with Ghanshyam Patel (an executive officer of the Registrant named in the table in item 11(a)) and Ken Derham (an officer of a subsidiary of the Registrant) on the same terms as the Amended Agreements described above.

      (d)  Indemnification Agreements.
           ---------------------------

              In September 1987, the Registrant's liability insurance for its directors and officers expired and was not renewed due to the significantly increased cost. In light of this development, and to provide increased protection, the Registrant's By-Laws were amended on November 18, 1987 to require the Registrant to advance expenses of directors or officers in defending a civil or criminal action as such expenses are incurred, subject to certain conditions. Furthermore, on that date the Registrant entered into a contract with each of its directors and executive officers, requiring indemnification for expenses, judgments, fines and amounts paid in settlement, in accordance with the By-Laws as amended, or any future By-Laws which provide greater indemnification. (On December 14, 1993, the Registrant entered into a substantially identical contract with an officer of one of its subsidiaries.) The present By-Laws provide for such indemnification, in connection with claims arising from service to the Registrant, or to another entity at Registrant's request, except where it would be prohibited under applicable law.

      (e)  Compensation Committee Interlocks and Insider Participation
           -----------------------------------------------------------
              The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended December 31, 1994, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Mark Shaw and Bernard Bressler (who are members of the Board).
              During the fiscal year ended December 31, 1994, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Gradco Systems, Inc. ("Gradco"). Gradco has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Gradco and is the only such executive officer who also served on Registrant's Board. Bernard Bressler (Secretary and a director of Registrant) is an officer and director of Gradco, but he is not an executive officer of either entity.
              During the period since January 1, 1994, there were no transactions between the Registrant and Gradco of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and  Management
         ---------------------------------------------------------------
           (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of March 16, 1995, based on 3,944,069 shares of Common Stock, $.10 par value, outstanding as of such date.

                                           Amount and
                                           Nature of
                   Name and Address of     Beneficial    Percentage
Title of Class     Beneficial Owner        Ownership     of Class
--------------     -------------------     ----------    ----------
Common Stock       Martin E. Tash           423,402
$.10 par value     233 Spring Street        shares(1)    10.7%
                   New York, NY  10013

                   Arlene S. Tash           298,229
                   17049 Northway Circle    shares(2)     7.6%
                   Boca Raton, FL 33496

                   Southeastern Asset       321,000
                   Management, Inc.         shares(3)     8.1%
                   860 Ridgelake Boulevard
                   Memphis, TN 38120

                   Quest Advisory Corp.     411,450
                   and Quest Management     shares(4)    10.4%
                   Company as a Group
                   1414 Avenue of the
                   Americas New York,
                   NY 10019

                   Mellon Bank Corp.        284,449       7.2%
                   One Mellon Bank Center   shares(5)
                   Pittsburgh, PA 15258

Footnotes
---------

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

(3)      Number of shares as shown in beneficial owner's Amendment No. 3 to
Schedule 13G dated January 31, 1995, filed with the Securities and Exchange Commission, reporting ownership as of December 31, 1994. According to such
Schedule 13G, South eastern Asset Management, Inc. is an Investment Adviser registered under the Investment Advisers Act of 1940. It has sole voting and dispositive power as to 211,000 of the shares shown, and shared voting and dispositive power as to 110,000 of said shares. According to the Schedule 13G, all of the aforesaid securities "are owned legally by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Southeastern is the beneficial owner of any of [such] securities." The Schedule 13G was also filed by O. Mason Hawkins, Chairman of the Board and President of South eastern "in the event he could be deemed to be a controlling person of that firm as the result of his official position with or ownership of voting securities. The existence of such control is expressly disclaimed. Mr. Hawkins does not own directly or indirectly any securities covered by this statement for his own account. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Mr. Hawkins is the beneficial owner of any of the securities covered by this statement." The Schedule 13G reflects that Mr. Hawkins has voting or dispositive power as to none of the Registrant's shares.

(4)      Number of shares as shown in beneficial owner's Amendment No. 2 to
Schedule 13G dated February 10, 1995, reporting ownership as of December 31, 1994. According to such Schedule 13G, each of Quest Advisory Corp. ("Quest") and Quest Management Company ("QMC") is an Investment Adviser registered under the Investment Advisers Act of 1940. Quest has sole voting and dispositive power as to 386,950 of the shares shown above, representing 9.8% of the outstanding Common Stock, and QMC has sole voting and dispositive power as to 24,500 of the shares shown above, representing .6% of the outstanding Common Stock. The Schedule 13G also includes Charles M. Royce as part of the Group and indicates that he may be deemed to be a controlling person of Quest and QMC, and as such may be deemed to beneficially own the shares of the Registrant beneficially owned by Quest and QMC. Mr.
Royce owns no shares of the Registrant outside of Quest and QMC and has disclaimed beneficial ownership of the shares reported above.

(5)      According to Schedule 13G dated February 7, 1995, the Dreyfus
Trust Company, a wholly-owned subsidiary of Mellon Bank Corporation, as trustee of the Registrant's Profit Sharing Plan (the "Plan"), was the record owner of 252,449 shares of the Registrant's Common Stock as of December 31, 1994. Each employee participating in the Plan is entitled to instruct the Trustee as to the voting and disposition of all shares of Common Stock allocated to the employee's account. To the extent that the voting right is not exercised or shares are held by the Trustee which are not allocated to participant accounts, the Trustee votes these shares in the same proportion as those shares for which the Trustee receives voting instructions from employees. Mellon Bank Corporation (including shares held by its subsidiaries) reported that, excluding Plan shares, it held an aggregate of 32,000 other shares of Common Stock of the Company, as to which such entities had sole or shared voting and dispositive power.

           (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each nominee for director, each of the executive officers named in the Summary Compensation table in item 11, Executive Compensation, and all executive officers and directors as a group, without naming them (7 persons), as of March 16, 1995.
                                           Amount and
                                           Nature of
                 Name and Address of       Beneficial     Percentage
Title of Class   Beneficial Owner          Ownership      of Class
--------------   -------------------       ----------     ----------
Common Stock     Martin E. Tash             423,402
$.10 par value   233 Spring Street          shares (1)     10.7%
                 New York, NY 10013

                 Mark Shaw                   80,667
                 233 Spring Street           shares (2)     2.0%
                 New York, NY  10013

                 Earl Ubell                   1,000
                 WCBS-TV                     shares         *
                 524 West 57th Street
                 New York, NY  10019

                 Howard F. Mathiasen         28,125
                 10276 Totem Run             shares         *
                 Littleton, CO 80125

                 Bernard Bressler            12,809
                 Bressler, Amery &           shares (3)     *
                  Ross
                 90 Broad Street
                 New York, NY  10004

                 N. Bruce Hannay              1,000
                 201 Condon Lane             shares(4)      *
                 Port Ludlow, WA  98365

                 Israel Gitman (5)            --
                 12 West 72nd Street
                 New York, NY 10023

                 Nathan Tash (5)              --
                 3303 Pine Heights
                   Drive N.E.
                 Atlanta, GA 30324

                 Ghanshyam A. Patel          10,041
                 233 Spring Street           shares(6)      *
                 New York, NY 10013

                 All Executive              557,044        14.1%
                 Officers and Directors
                 shares as a Group
                 (comprising 7 of the
                 persons shown above)

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

(5) Not currently a director; has been nominated (together with Messrs. Mathiasen and Ubell, who are currently directors) to stand for election at 1995 Annual Meeting of Stockholders, to  be held in June 1995.

(6)      Includes 4,691 shares held by the Registrant's Profit Sharing
   Plan, as to which Mr. Patel has sole voting and dispositive power. As to the balance of 5,350 shares, Mr. Patel shares voting and dispositive power with his wife.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Bernard Bressler, Secretary and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, counsel to the Registrant. During the 1994 fiscal year, the Registrant paid legal fees of $92,701, to such firm.

                                  PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

              (a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.
              (b)  8-K reports - None.
              (c)  Exhibits -
                   3.1 Certificate of Incorporation of the Registrant has been filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                   3.2 (a) By-Laws of the Registrant, as amended November 18, 1987, have been filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.(1)

                   (b) Section 2.1 of By-Laws, as amended March 10, 1995 - filed herewith.

                   10.1 Journal Production and Distribution Agreement dated November 29, 1993 among the Registrant, MAIK Nauka, Interperiodica, Pleiades Publishing, Inc., the Russian Academy of Sciences and Vo Nauka, has been filed as
                   Exhibit 99 to the Registrant's Report on Form 8-K dated December 13, 1993.(1)

                   10.2 Incentive Compensation Plan for Executive Officers and Key Employees of Registrant as amended on June 18, 1985 has been filed as part of Exhibit 10 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985.(1)

                   10.3 Amendment adopted on December 5, 1990 to Plan referred to in Item 10.3 has been filed as exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.(1)

                   10.4 Amended Contingent Compensation Agreements dated September 22, 1989 between the Registrant and Martin Tash, Mark Shaw, Harry Allcock and Marshall Lebowitz have been filed as Exhibit 10.4 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1989.(1) The Registrant has entered into identical agreements as of December 14, 1993, with Ghanshyam Patel and Ken Derham.
                   To avoid unnecessary duplication, such additional agreements have been omitted from the exhibit filing.

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

                   21 Subsidiaries of Registrant

                          (i)  Plenum Publishing Co., Ltd.
                               (United Kingdom)

                         (ii)  Da Capo Press, Incorporated
                               (New York)

                        (iii)  J.S. Canner & Company, Inc.
                               (Massachusetts)

                         (iv)  Plenum International Sales
                               Corporation (Virgin Islands)

                          (v)  IFI/Plenum Data Corporation
                               (Delaware)

                         (vi)  Human Sciences Press, Inc.
                               (Delaware)

                     27 Financial Data Schedule - filed herewith

                                 Signatures
                                 ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLENUM PUBLISHING CORPORATION
        (Registrant)


By: /s/ Martin E. Tash
   -------------------
   Martin E. Tash
   Chairman of the Board of Directors
     and President

   Dated:  March 29, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By: /s/ Martin E. Tash
   -------------------
   Martin E. Tash
   Chairman of the Board of Directors and
   President (Principal Executive Officer)

   Dated:  March 29, 1995



By: /s/ Mark Shaw
   -------------------
   Mark Shaw
   Executive Vice President and
   a Director

   Dated:  March 29, 1995



By: /s/ Ghanshyam A. Patel
   -----------------------
   Ghanshyam A. Patel
   Treasurer and Chief Financial Officer
   (Principal Financial and Accounting
      Officer)

   Dated:  March 29, 1995



By: /s/ Bernard Bressler
   ---------------------
   Bernard Bressler
   Secretary and a Director

   Dated:  March 29, 1995



By: /s/ Earl Ubell
   ---------------------
   Earl Ubell
   Director

   Dated:  March 29, 1995



By: /s/ N. Bruce Hannay
   ---------------------
   N. Bruce Hannay
   Director

   Dated:  March 29, 1995



By: /s/ Howard F. Mathiasen
    -----------------------
   Howard F. Mathiasen
   Director

   Dated:  March 29, 1995

                        Plenum Publishing Corporation
                          and Subsidiary Companies

                        Form 10-K Item 14(a)(1) and (2)

                         Index to Financial Statements
                       and Financial Statement Schedules



The following consolidated financial statements of Plenum Publishing Corporation and subsidiary companies are included in Item 8:

Report of Independent Auditors.........................          S-  1
Consolidated Balance Sheets--December 31, 1994 and 1993          S-  2
Consolidated Statements of Income--Years ended
December 31, 1994, 1993 and 1992.......................          S-  4
Consolidated Statements of Stockholders' Equity--Years ended
December 31, 1994, 1993 and 1992                                 S-  6
Consolidated Statements of Cash Flows-Years ended
December 31, 1994, 1993 and 1992                                 S-  7
Notes to Consolidated Financial Statements                       S-  9


The following consolidated financial statement schedule of Plenum Publishing Corporation and subsidiary companies is included in Item 14(d):

Schedule:

II      Valuation and Qualifying Accounts                        S-23


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.


                        Report of Independent Auditors

Stockholders and Board of Directors
Plenum Publishing Corporation

We have audited the accompanying consolidated balance sheets of Plenum Publishing Corporation and subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Publishing Corporation and subsidiary companies at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




New York, New York
March 20, 1995


                         Plenum Publishing Corporation
                           and Subsidiary Companies

                         Consolidated Balance Sheets

                                                                                      December 31
                                                                               1994               1993
                                                                            ----------------------------
Assets
Current assets:
  Cash and cash equivalents ($30,981,399 and $1,441,576)
  in 1994 and 1993                                                          $ 31,775,618    $  5,030,060
  Marketable securities, at aggregate market value (Note  10)                 24,290,875      48,825,213
  Interest and dividends receivable                                              154,654         224,568
  Receivables-substantially all trade, net of allowances for doubtful accounts ($181,000 and $179,000) and sales returns ($740,000
   and $669,000) in 1994 and 1993                                              6,018,648       8,698,080
  Advance under the Distribution Agreement (Note 12)                                   -         750,000
  Inventories (Note 3)                                                         3,636,301       4,179,185
  Deferred income tax benefits (Note 6)                                        2,074,818       2,930,691
                                                                            ------------    ------------
Total current assets                                                          67,950,914      70,637,797
                                                                            ------------    ------------
Costs applicable to deferred subscription income                                 720,370         657,950
                                                                            ------------    ------------
Property, plant and equipment, at cost:
  Land                                                                           690,000         690,000
  Building, net of accumulated depreciation of $433,306 and $330,826           3,100,471       3,202,951
  Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization of $882,829
    and $760,100                                                                 384,219         454,850
  Plate costs, net of accumulated depreciation of $4,634,308
    and $4,656,154                                                             3,246,892       3,393,917
                                                                            ------------    ------------
                                                                               7,421,582       7,741,718
                                                                            ------------    ------------
Deferred income taxes (Note 6)                                                   863,128       1,070,309
                                                                            ------------    ------------
Deferred charges and other assets:
  Cost of subscription lists of Human Sciences Press and Agathon journals, net of accumulated amortization of $1,708,970 and
    $1,433,699                                                                 2,993,595       3,268,866
  Royalties                                                                    1,755,394       2,075,189
  Investment in Gradco Systems, Inc. (Note 4)                                  2,074,829       1,971,843
  Other                                                                          277,813         272,476
                                                                            ------------    ------------
                                                                               7,101,631       7,588,374
                                                                            ------------    ------------
Excess of cost of assets acquired over book amount thereof, net of
  accumulated amortization of $1,283,309 and $1,229,838                          855,541         909,012
                                                                            ------------    ------------
Total assets                                                                $ 84,913,166    $ 88,605,160
                                                                            ============    ============


See accompanying notes.

                       Plenum Publishing Corporation
                          and Subsidiary Companies

                  Consolidated Balance Sheets (continued)


                                                                                     December 31
                                                                               1994               1993
                                                                            ----------------------------
Liabilities and stockholders' equity
Current liabilities:
  Due to customers                                                          $    451,231    $    612,460
  Accounts payable                                                             1,792,874       1,508,098
  Income taxes payable                                                         2,145,872       2,184,797
  Royalties payable                                                            2,911,685       3,162,734
  Other accrued expenses and sundry liabilities (Notes 8 and 9)                4,819,105       2,534,040
  Dividends payable                                                            1,127,726       1,219,267
                                                                            ------------    ------------
Total current liabilities                                                     13,248,493      11,221,396

Deferred subscription income                                                  26,333,855      25,153,027
                                                                            ------------    ------------
Total liabilities                                                             39,582,348      36,374,423
                                                                            ------------    ------------
Commitments and contingencies (Notes 7, 8, 12 and 13)

Stockholders' equity:
  Preferred Stock, par value $1 per share: authorized--
    1,000,000 shares; none issued
  Common Stock, par value $.10 per share: authorized--
    12,000,000 shares, issued--5,847,241 shares                                  584,724         584,724
  Paid-in additional capital                                                   3,951,526       3,951,526
  Retained earnings                                                           83,983,599      76,165,428
                                                                            ------------    ------------
                                                                              88,519,849      80,701,678
  Less 1,862,983 and 1,331,436 shares of Common Stock held
    in treasury--at cost                                                      43,189,031      28,470,941
                                                                            ------------    ------------
  Total stockholders' equity                                                  45,330,818      52,230,737
                                                                            -------------   ------------
  Total liabilities and stockholders' equity                                $ 84,913,166    $ 88,605,160
                                                                            =============   ============


See accompanying notes.

                       Plenum Publishing Corporation
                          and Subsidiary Companies

                     Consolidated Statements of Income


                                                                               Year ended December 31
                                                                         1994         1993          1992
                                                                     ------------------------------------------
Subscriptions, books, outside journals and
  other sales, net                                                   $ 52,476,355   $ 54,098,246   $ 53,725,999
                                                                     ------------------------------------------

Costs and expenses:
  Cost of sales                                                        21,216,799     21,684,878     21,393,355
  Royalties (Note 12)                                                   4,257,729      4,659,246      4,432,006
  Selling, general and administrative expenses                         11,051,469     11,425,943     11,583,992
                                                                     -------------------------------------------
                                                                       36,525,997     37,770,067     37,409,353
                                                                     -------------------------------------------
Income from operations                                                 15,950,358     16,328,179     16,316,646

Dividend income                                                         1,592,837      2,136,989      1,636,462
Interest income                                                           446,401        544,780      3,020,543
Net realized gain on sales of marketable securities                         2,160        801,387      2,476,916
Net unrealized gain (loss) on marketable securities (Note 10)           2,523,173     (1,713,197)            --
Equity in net income (loss) of Gradco Systems, Inc. (Note 4)              102,986          4,565       (100,430)
Interest expense                                                          (20,320)      (998,060)    (2,945,187)
Other investment--related expenses                                       (412,477)      (239,936)      (406,067)
                                                                     -------------------------------------------
Income before items shown below                                        20,185,118     16,864,707     19,998,883

Income taxes (Note 6)                                                   7,466,000      5,936,000      7,850,000
                                                                     -------------------------------------------
Income before extraordinary items and cumulative effect on
  prior years of accounting change                                     12,719,118     10,928,707     12,148,883

Extraordinary items (Note 5):
  Gain on repurchase of 6-1/2% Convertible Subordinated
    Debentures due April 15, 2007, less applicable income taxes
    of $2,400 and $264,000                                                     --          3,656        394,823
  Loss from early retirement of 6-1/2% Convertible Subordinated
    Debentures due April 15, 2007,  net of income tax
    benefit of $674,900                                                        --    (1,323,450)             --
                                                                     -------------------------------------------
Extraordinary (loss) gain                                                      --    (1,319,794)        394,823
                                                                     -------------------------------------------

Cumulative effect on prior years of accounting change (Note 2)                 --            --       1,179,950
                                                                     -------------------------------------------
Net income                                                           $ 12,719,118   $ 9,608,913    $ 13,723,656
                                                                     ===========================================

Per share of Common Stock-primary (Note 9):
  Income before extraordinary items and cumulative effect
    on prior years of accounting change                              $       2.87   $      2.37    $       2.57
  Extraordinary (loss) gain                                                    --          (.29)            .08
  Cumulative effect on prior years of accounting change                        --            --             .25
                                                                     -------------------------------------------
Net income                                                           $       2.87   $      2.08    $       2.90
                                                                     ===========================================
Per share of Common Stock--fully diluted (Note 9):
  Income before extraordinary items and cumulative  effect
  on prior years of accounting change                                               $      2.30    $       2.28
  Extraordinary (loss) gain                                                                (.26)            .06
  Cumulative effect on prior years of accounting change                                      --             .19
                                                                     -------------------------------------------
Net income                                                                          $      2.04    $       2.53
                                                                     ===========================================

See accompanying notes.

                        Plenum Publishing Corporation
                           and Subsidiary Companies
               Consolidated Statements of Stockholder's Equity

                                   Common Stock Issued         Paid-In                                                Total
                                   --------------------
                                                  Par       Additional      Retained        Treasury Stock       Stockholder's
                                                                                             ----------------
                                      Shares     Value        Capital       Earnings        Shares       Cost        Equity
                                   ----------------------------------------------------------------------------------------------
Balance at December 31, 1991       5,844,681   $584,468     $3,871,782      $62,642,417     878,819   $18,554,084    $48,544,583
  Net income for the year ended
   December 31, 1992                       -          -              -       13,723,656           -             -     13,723,656
  Dividend declared, $1.04 a share         -          -              -       (4,845,333)          -             -     (4,845,333)
  Acquisition of Common Stock for
   treasury                                -          -              -                -     338,842     7,264,648     (7,264,648)
                                   ----------------------------------------------------------------------------------------------
Balance at December 31, 1992       5,844,681    584,468      3,871,782       71,520,740   1,217,661    25,818,732     50,158,258
  Net income for the year ended
   December 31, 1993                       -          -              -        9,608,913           -             -      9,608,913
  Dividend declared, $1.08 a share         -          -              -       (4,964,225)          -             -     (4,964,225)
  Acquisition of Common Stock for
   treasury                                -          -              -                -     113,775     2,652,209     (2,652,209)
  Conversion of 6-1/2% Cumulative
   Subordinated Debentures into
    shares of Common Stock             2,560        256         79,744                -           -             -         80,000
                                   ----------------------------------------------------------------------------------------------
Balance at December 31, 1993       5,847,241    584,724      3,951,526       76,165,428   1,331,436    28,470,941     52,230,737
  Net income for the year ended
   December 31, 1994                       -          -              -       12,719,118           -             -     12,719,118
  Dividend declared, $1.12 a share         -          -              -       (4,900,947)          -             -     (4,900,947)
  Acquisition of Common Stock for
   treasury                                -          -              -                -     531,547    14,718,090    (14,718,090)
                                   ----------------------------------------------------------------------------------------------
Balance at December 31, 1994       5,847,241   $584,724     $3,951,526      $83,983,599   1,862,983   $43,189,031    $45,330,818
                                   ==============================================================================================

See accompanying notes.

                        Plenum Publishing Corporation
                          and Subsidiary Companies

                   Consolidated Statements of Cash Flows

                                                                               Year ended December 31
                                                                         1994         1993          1992
                                                                     -------------------------------------------
Cash flows from operating activities
Net income                                                           $ 12,719,118   $  9,608,913   $ 13,723,656
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation of plate costs                                         1,620,375      1,802,526      1,673,233
    Depreciation and amortization of building, furniture,
      fixtures, equipment and leasehold improvements                      313,233        320,158        311,748
    Amortization of deferred charges and excess of cost of assets
      acquired over book amount thereof                                 2,626,442      2,461,451      2,021,932
    Realized gain on sales of marketable securities                        (2,160)      (801,387)    (2,476,916)
    Net unrealized (gain) loss on marketable securities                (2,523,173)     1,713,197              -
    Purchase of marketable securities (a)                             (30,183,628)   (23,389,658)   (36,467,060)
    Proceeds from sale of marketable securities (a)                    57,243,299     24,326,944     30,908,928
    Equity in net (income) loss of Gradco Systems,Inc.                   (102,986)        (4,565)       100,430
    Extraordinary loss (gain), net of income taxes                              -      1,319,794       (394,823)
    Decrease (increase) in deferred income tax benefits                 1,063,054     (1,141,279)    (1,285,696)
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                                     2,749,346     (3,125,394)        70,435
        Advance under the Distribution Agreement                          750,000       (750,000)             -
        Inventories                                                       542,884        306,510        188,153
        Prepaid income taxes                                                    -              -        642,542
        Other assets                                                   (1,983,242)    (2,000,985)    (1,824,571)
      Increase (decrease) in:
        Accounts payable, accrued expenses and
          sundry liabilities                                            1,226,688       (165,240)       756,372
        Income taxes payable                                              (38,925)     1,048,636      1,305,945
        Deferred subscription income and costs applicable
          thereto-net                                                   1,118,408        113,726      1,529,857
                                                                     -------------------------------------------
Net cash provided by operating activities                              47,138,733     11,643,347     10,784,165
                                                                     ===========================================

Cash flows from investing activities
  Additions to plate costs                                           $ (1,473,350)  $ (1,821,035)  $ (1,757,235)
  Additions to furniture, fixtures,
    equipment and leasehold improvements                                 (140,122)      (200,654)      (219,086)
  Purchase of U.S. Government securities                                        -              -    (11,896,181)
  Proceeds from sale and redemption of U.S.
    Government securities                                                       -     32,858,033     20,890,856
                                                                     -------------------------------------------
Net cash (used in) provided by investing activities                    (1,613,472)    30,836,344      7,018,354
                                                                     -------------------------------------------

Cash flows from financing activities
  Repurchase of 6-1/2% Convertible Subordinated Debentures                      -    (41,755,663)    (5,976,605)
  Acquisition of treasury stock                                       (13,787,215)    (2,652,209)    (7,264,648)
  Dividends paid                                                       (4,992,488)    (3,744,958)    (6,078,177)
                                                                     -------------------------------------------
Net cash used in financing activities                                 (18,779,703)   (48,152,830)   (19,319,430)
                                                                     -------------------------------------------
Net increase (decrease) in cash and cash equivalents                   26,745,558     (5,673,139)    (1,516,911)
Cash and cash equivalents at beginning of year                          5,030,060     10,703,199     12,220,110
                                                                     -------------------------------------------
Cash and cash equivalents at end of year                              $31,775,618   $  5,030,060    $10,703,199
                                                                     ===========================================

(a)The 1993 and 1992 balances have been reclassified from investing activities to conform to the 1994 presentation.

Acquisition of treasury stock is net of $930,875 payable at December 31, 1994 (see Note 9).

See accompanying notes.

                       Plenum Publishing Corporation
                         and Subsidiary Companies

                Notes to Consolidated Financial Statements

                             December 31, 1994


1. Summary of Significant Accounting Policies
---------------------------------------------

Basis of Presentation
---------------------

The accompanying financial statements include the accounts of the Plenum Publishing Corporation (the "Company") and its domestic and foreign subsidiaries, which are wholly-owned. The accounts of the foreign subsidiaries are not material. Intercompany items and transactions are eliminated in consolidation.

The Company accounts for its investment in Gradco Systems, Inc. under the equity method (see Note 4).

The Company and its subsidiaries are engaged in the publishing and distribution of advanced scientific and technical materials in the United States and in foreign countries. Export sales aggregated approximately $20,590,000 (1994), $23,217,000 (1993) and $21,214,000 (1992).

Inventories
-----------

Inventories are stated at the lower of cost (principally average cost or specific invoice cost) or market (based on selling market).

Depreciation and Amortization
-----------------------------

Depreciation is provided for by the straight-line method or by the declining-balance method over estimated useful lives ranging from 4 to 35 years. Amortization of leasehold improvements is provided for by the straight-line method generally over the terms of the related leases or the estimated useful lives of the improvements, whichever period is shorter.

The excess of cost of assets acquired over book amount thereof (which arose in connection with various acquisitions by the Company in prior years, other than Gradco Systems, Inc.) is being amortized by the straight-line method principally over forty years.

Deferred expenses relating to issuance of long-term debt were being amortized by the straight-line method over the term of the related debt (see Note 5).

The cost of the subscription lists of Human Sciences Press and Agathon journals is being amortized by the straight-line method over estimated useful lives ranging from 12 to 20 years.

Other assets include the cost of rights to produce and distribute certain journals, which is being amortized by the straight-line method, primarily over a period of fifteen years.

Deferred Subscription Income
----------------------------

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

Marketable Securities
---------------------

As determined by management, marketable securities are classified as trading securities and are stated at fair market value. Gains and losses, both realized and unrealized, are included as a component of current earnings. Realized gains and losses on marketable securities are determined based on specific identification of securities sold.

Cash Equivalents and Supplemental Cash Flow Information
-------------------------------------------------------

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1994, the Company had time deposits, commercial paper and money market accounts totalling approximately $30,981,000 substantially on deposit with three financial institutions. As of December 31, 1993, the Company had time deposits and money market accounts of approximately $1,442,000 on deposit with five financial institutions.

At December 31, 1994, cash equivalents included commercial paper totaling $20,500,000. The commercial paper is held to maturity and, as such, it is recorded at amortized cost which approximates fair value.

The Company paid income taxes in 1994, 1993 and 1992 of approximately $6,442,000, $6,029,000 and $5,962,000, respectively. In addition, the Company paid interest in 1994, 1993 and 1992 of approximately $20,000, $1,565,000 and $3,023,000, respectively.

2. Accounting Changes
---------------------

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

Under the Statement, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of the Statement, income tax expense was determined using the liability method prescribed by Financial Accounting Standards Board Statement No. 96 ("Statement 96"), which is superseded by the Statement. Among other matters, the Statement changes the recognition and measurement criteria for deferred tax assets included in Statement 96. In accordance with the Statement, all of the income tax benefits on the excess of book over tax deductions (for example, depreciation, allowance for doubtful accounts, etc.) are deferred (see Note 6). The cumulative effect on prior years of the change has been shown in the income statement for 1992.

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

Since at December 31, 1993, the Company valued marketable equity securities at market with unrealized losses reported as a component of 1993 earnings, there was no cumulative effect on net income as of January 1, 1994 of adopting Statement 115.

3. Inventories
--------------

Inventories at December 31 are comprised of:

                                                  1994          1993
                                            -----------------------------
Finished publications                         $3,164,658       $3,612,257
Work in process                                  471,643          566,928
                                            -----------------------------
                                              $3,636,301       $4,179,185
                                            =============================

4. Investment in Gradco Systems, Inc.
-------------------------------------

As of December 31, 1994 and 1993, the Company owned 913,000 common shares of Gradco Systems, Inc. ("Gradco"), a company engaged in the development and marketing of photocopier machine technology, representing approximately 11.7% of its outstanding common stock. Gradco stock is publicly traded on the NASDAQ National Market System. The aggregate market value of this investment as of December 31, 1994 and 1993 amounted to approximately $3,196,000 and $2,739,000, respectively.

Selected financial data of Gradco as of and for the 12 months ended December 31, 1994, 1993 and 1992 is as follows and has been extracted from unaudited financial information as filed by Gradco with the Securities and Exchange Commission (in thousands):

                                          1994      1993       1992
                                        -----------------------------
Balance sheet data
Total assets                            $54,800    $38,863    $44,019
Working capital                          12,744      9,147      7,198
Noncurrent liabilities,
  including minority interest and
  excluding  current installments        17,689     15,669     12,387
Shareholders' equity                     12,477      9,767     10,914

Statement of operations data
Net revenues                             71,458     55,773     55,635
Net income (loss)                           878        233       (863)

The President and Chairman of the Board of the Company, Mr. Martin E.Tash, is also the President and Chairman of the Board of Gradco.

5. Long-Term Debt
-----------------
Long-term debt at December 31, 1992 consisted of 6-1/2% Convertible Subordinated Debentures (the "Debentures") due April 15, 2007. The Debentures were issued in April and May 1987.

In 1993 and 1992, the Company purchased Debentures in the principal amount of $1,149,000 and $6,808,000, respectively, for an aggregate cost(including the write-off of related deferred issuance costs of approximately $28,000 and $173,000, respectively) of approximately $1,143,000 and $6,149,000, respectively.

On April 30, 1993 (the"Redemption Date"), pursuant to a notice of election to redeem which had been given to the holders on March 24, 1993, the Company redeemed the Debentures which were outstanding on the Redemption Date. In accordance with the terms of the Debentures and the applicable Trust Indenture, the redemption price was equal to 102.60% of the principal amount of outstanding Debentures, and the holders were also paid accrued interest for the period from April 15, 1993 (the date on which the last semiannual installment of interest was paid) to the Redemption Date. Prior to the Redemption Date, Debentures in the aggregate principal amount of $80,000 were converted into 2,560 shares of Common Stock at the applicable conversion rate of $31.25 per $1,000 of principal amount. On the Redemption Date, Debentures in the aggregate principal amount of $39,598,000 were outstanding, requiring a total payment to the holders of approximately $40,735,000 (including accrued interest). This amount was funded by liquidating a portion of the Company's investments of its excess cash, and from short-term borrowing on the Company's margin account with a broker. The premium paid for the Debentures, and the write-off of related deferred issuance costs of approximately $956,000, and professional fees of approximately $13,000 incurred for redemption, net of applicable income tax benefit of $675,000 totalled approximately $1,323,000, which has been accounted for as an extraordinary loss.

6. Income Taxes
---------------

Effective January 1, 1992, the Company changed its method of accounting for income taxes to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 2-"Accounting Change").

Income taxes for the years ended December 31 consist of the following:

                                                       1994
                                        -------------------------------------
                                         Current       Deferred      Total
                                        -------------------------------------
   Federal                              $4,883,664  $   838,336   $5,722,000
   State and local                       1,519,282      224,718    1,744,000
                                        -------------------------------------
                                        $6,402,946  $ 1,063,054   $7,466,000
                                        =====================================

                                                       1993
                                        -------------------------------------
                                         Current       Deferred      Total
                                        -------------------------------------
   Federal                              $5,424,809  $  (874,809)  $4,550,000
   State and local                       1,652,470     (266,470)   1,386,000
                                        -------------------------------------
                                        $7,077,279  $(1,141,279)  $5,936,000
                                        =====================================

                                                       1992
                                        -------------------------------------
                                         Current       Deferred      Total
                                        -------------------------------------
   Federal                              $5,084,206  $   (84,206)  $5,000,000
   State and local                       2,871,540      (21,540)   2,850,000
                                        -------------------------------------
                                        $7,955,746  $  (105,746)  $7,850,000
                                        =====================================

Deferred income taxes result from the recognition of the income tax effect of timing differences in reporting transactions for financial and tax purposes. A description of the differences and the related tax effect follows:

                                            1994         1993          1992
                                          -----------------------------------
   Valuation of inventories             $ (129,727) $  (337,711)  $ (95,457)
   Depreciation                            207,181      (77,000)   (102,600)
   Allowance for doubtful accounts, etc.   (45,100)     (26,768)     92,311
   Adjustments applicable to net
    unrealized gains (losses)            1,030,700     (699,800)          -
                                        -------------------------------------
                                        $1,063,054  $(1,141,279)  $(105,746)
                                        =====================================

Significant components of the Company's deferred tax assets as of December 31 are as follows:

                                               1994         1993
                                        -----------------------------
   Valuation of inventories                $2,247,438  $ 2,117,711
   Depreciation                               863,128    1,070,309
   Allowance for doubtful accounts, etc.      158,280      113,180
   Net unrealized (gains) losses             (330,900)     699,800
   Equity in losses of Gradco               1,962,400    1,998,400
                                        -----------------------------
   Total deferred tax assets                4,900,346    5,999,400
   Valuation allowance                     (1,962,400)  (1,998,400)
                                        -----------------------------
   Net deferred tax assets                 $2,937,946  $ 4,001,000
                                        =============================

The Company has recorded a valuation allowance for the entire value of the deferred tax asset attributable to the equity in losses of Gradco, since management believes the realization of such asset is not reasonably assured. The change in the valuation allowance in 1994, 1993 and 1992 was $(36,000), $(1,600) and $34,000, respectively.

A reconciliation of the computed "expected" tax expense at the Federal statutory rate and the actual tax expense for the years shown below is as follows:

                                                           1994                      1993                    1992
                                                ----------------------------------------------------------------------
                                                               % of                   % of                   % of
                                                               Income                 Income                 Income
                                                               Before                 Before                 Before
                                                               Income                 Income                 Income
                                                 Amount        Taxes     Amount       Taxes   Amount         Taxes
                                                ----------------------------------------------------------------------
Computed "expected" tax expense                 $7,064,800     35.0%    $5,902,600    35.0%   $6,799,600      34.0%
Increases (reductions) in tax resulting from:
  State and city income taxes,
   net of Federal income tax benefit             1,133,600      5.6        900,900     5.3     1,881,000       9.4
  Nontaxable portion of dividend income           (390,200)    (1.9)      (523,600)   (3.1)     (389,500)     (1.9)
  Foreign Sales Corporation income taxed
   at a lower rate                                (363,000)    (1.8)      (363,000)   (2.2)     (330,600)     (1.7)
  Equity in net (income) loss of
  Gradco Systems, Inc. not recognized
   as deferred tax benefits                        (36,000)     (.2)        (1,600)      -        34,100        .1
  Miscellaneous-net                                 56,800       .3         20,700      .2      (144,600)      (.7)
                                                ----------------------------------------------------------------------
Actual tax expense                              $7,466,000     37.0%    $5,936,000    35.2%   $7,850,000      39.2%
                                                ======================================================================
</TABLE)

7. Leases
---------

The Company leases certain real properties. Certain leases provide for the payment of real estate taxes and escalation of rentals based on increases in real estate taxes.

Rental expense for the years ended December 31 is as follows:

                               1994                    $737,000
                               1993                     758,000
                               1992                     805,000

Approximate future minimum rentals under all noncancelable operating leases for real property at December 31, 1994 are as follows:

                               1995                    $515,000
                               1996                     460,000
                               1997                     301,000
                               1998                     289,000
                               1999                     295,000
                               Subsequent to 1999     2,353,000
                                                     ----------
                                                     $4,213,000
                                                     ==========

8. Profit Sharing and Incentive Compensation Plans
--------------------------------------------------

The Company has a profit sharing plan for its employees which provides for annual contributions based upon the Company's net income as a percentage of gross revenue and the employees' salary level and length of service. Such contributions, which are placed in a trust fund, are invested at the employees' discretion. Contributions under the plan aggregated approximately $1,032,000
(1994), $1,121,000 (1993) and $1,126,000 (1992). Other accrued expenses and sundry liabilities include accrued contributions under the plan of $1,032,000
(1994) and $1,121,000 (1993).

The Company has an incentive compensation plan for executive officers and key employees of the Company providing for 5% of the Company's income from operations to be distributed (as provided) to participants of the plan. In addition to the amounts payable as set forth above, since cumulative investment income (as defined) earned after 1990 through December 31, 1992 exceeded investment loss (as defined) incurred in 1990, the excess was added to income from operations for the purpose of calculating incentive compensation for 1992.
Since there was investment income (as defined) in 1993 and 1994, the amount of such income was added to income from operations for the purpose of calculating incentive compensation for 1993 and 1994. Distributions under the plan aggregated $1,009,500 (1994), $844,000 (1993) and $959,000 (1992). Other
accrued expenses and sundry liabilities include accrued incentive compensation of $879,500 (1994) and $339,000 (1993).

The Company has the right to change, modify or terminate the above plans at any time.

9. Per Share Amounts
--------------------

Primary net income per share of Common Stock is computed on the basis of weighted average number of common shares outstanding (4,435,831 (1994), 4,607,458 (1993) and 4,727,714 (1992)).

Amounts per share of Common Stock assuming full dilution are computed on the basis of the weighted average number of shares set forth in the preceding paragraph adjusted for shares issuable upon conversion of the Convertible
Subordinated Debentures, after elimination from net income of related debt expense thereon, less applicable income taxes. The number of shares used in this computation is 5,003,791 (1993) and 6,166,436 (1992).

Fully diluted net income per share is not presented for the periods where the result of the computation is antidilutive.

Other accrued expenses and sundry liabilities at December 31, 1994 include
$930,875 payable for the acquisition of 31,000 shares of the Company's Common
Stock for treasury.

10. Marketable Securities
-------------------------

The Company's portfolio of marketable securities is substantially invested in a limited number of issuers, operating principally in the pharmaceutical and communications industries at December 31, 1994 and in the pharmaceutical industry at December 31, 1993. At December 31, 1994, the market value of the Company's largest holding (invested in a company operating in the pharmaceutical industry) was $11,268,000 ($21,749,000 at December 31, 1993).

11. Quarterly Financial Information (Unaudited)
-----------------------------------------------

                                        Income (Loss)              Net Income
           Subscriptions                from Securities,          Per Share of
               and           Cost       Net of Certain   Net          Common
Quarter    Other Sales     of Sales     Expenses (1)    Income (2)   Stock (2)
------------------------------------------------------------------------------
1994
First      $13,508,484     $5,649,242    $(3,088,012)     $613,788   $ .14
Second      13,186,369      5,201,814      2,082,719     3,908,384     .87
Third       12,537,868      5,049,087      3,457,355     4,345,851     .97
Fourth      13,243,634      5,316,656      1,782,698     3,851,095     .90

1993
First      $12,618,897     $5,317,041    $(2,019,370)   $1,015,085   $ .22
Second      13,995,497      5,458,523      1,420,980     2,336,514     .50
Third       13,608,535      5,667,423     (1,223,442)    2,019,493     .44
Fourth      13,875,317      5,241,891      2,358,360     4,237,821     .93

(1)     Included in expenses are interest on 6-1/2% Convertible Subordinated
        Debentures, gains in connection with the Company's investment in Gradco and other investment-related expenses.

(2) Included in net income for the first and second quarters of 1993 are extraordinary gain (loss) of $3,656 and $(1,323,450) ($(.29) per share), respectively.

12. Distribution Agreement
--------------------------

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

Pursuant to the Distribution Agreement, in 1994 the Company distributed for MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, 21 Russian scientific journals in English. MN became the exclusive publisher of such journals. Prior thereto, the Company had translated, published and distributed these journals under a contract with the Copyright Agency of the former Soviet government, and under contracts with the individual institutes publishing the journals, and had paid royalties based in part upon the number of subscribers. Under the Distribution Agreement, the Company continues to promote and distribute these journals throughout the world, and continues to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing these functions. In 1994, the Company retained 35% of the revenue.
The amount will gradually be reduced to 30% in 1999 and will remain at that level for the balance of the term of the Distribution Agreement. Pursuant to the Distribution Agreement, the Company advanced the Academy $1,000,000 during 1993, which was fully recovered during 1993 and 1994.

Under the Distribution Agreement, in 1995 MN has undertaken the publication of the English translations of 14 additional Russian journals, to be promoted and distributed by the Company. In 1996, MN will undertake the publication of the English translations of three additional Russian journals and may elect to publish the English translations of up to 14 additional Russian journals, to be promoted and distributed by the Company. As to each additional journal which is published by MN and distributed by the Company under the Distribution
Agreement, the Company will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.

MN intends to translate and publish the above-mentioned journals in Russia.
The Company continues its activities in translating, publishing and distributing both the journals subject to the Distribution Agreement until they are published by MN and the 43 English Translation Russian Journals not subject to the Agreement. These activities are undertaken pursuant to the Company's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.

13. Contingencies
-----------------

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

In a prior year, the Company was named as a co-defendant in an action brought by former executives of Gradco, seeking compensatory and other damages of a material amount. In March 1995, the litigation was agreed to be settled by all but one of the remaining plaintiffs. The settlement will involve a release of all claims and cross-claims without any payment by any of the parties. The settlement documents have not yet been filed with the Court, but this is expected to occur imminently. Management of the Company, after consultation with counsel, believes the action with the remaining plaintiff will not result in a material loss to the Company and intends to vigorously defend against it.


                               Plenum Publishing Corporation
                                 and Subsidiary Companies

                      Schedule II-Valuation and Qualifying Accounts

Column A                                   Column B         Column C          Column D           Column E
-------------------------------------------------------------------------------------------------------------
                                                           Additions
                                           Balance          Charged
                                           at Beginning    to Costs and                         Balance at
Description                                of Period        Expenses        Deductions         End of Period
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994
Allowances deducted from assets to
  which they apply:
    Allowance for doubtful accounts        $  179,000      $    14,168      $    12,168 (a)      $   181,000
    Allowance for sales returns            $  669,000      $ 2,774,520      $ 2,703,520 (b)      $   740,000
    Allowance for decline in market
      value of marketable securities       $1,713,197      $         -      $ 1,713,197 (c)      $         -

Year ended December 31, 1993
Allowances deducted from assets to
  which they apply:
    Allowance for doubtful accounts        $  187,000      $     6,611      $     14,611(a)      $   179,000
    Allowance for sales returns            $  680,000      $ 2,908,367      $  2,919,367(b)      $   669,000
    Allowance for decline in market
      value of marketable securities       $        -      $ 1,713,197      $          -         $ 1,713,197

Year ended December 31, 1992
Allowances deducted from assets to
  which they apply:
    Allowance for doubtful accounts        $  207,000      $    70,999      $     90,999(a)      $   187,000
    Allowance for sales returns            $  692,000      $ 2,722,777      $  2,734,777(b)      $   680,000

Notes:
(a)     Uncollectible receivables written off.
(b)     Returns made by customers.
(c)     Reversal of allowance no longer required.

                               Exhibit 3.2(b)
                               --------------

                     By-laws - Section 2.1 (as amended 3/10/95)
                     ------------------------------------------


    2.1  Number, Qualification, Election
         -------------------------------
and Term of Directors.
----------------------
The business of the Company shall be managed by the Board, which shall consist of seven directors unless and until such number is changed by resolution of a majority of the entire Board or by the shareholders entitled to vote, provided that in no event may there be fewer than seven directors, and that no decrease in the number of directors effected at any time may shorten the term of any incumbent director. The directors shall each be at least 21 years old. Subject to the provisions of the certificate of incorporation of the Company, the directors shall be divided into two classes, with one class consisting of four directors and the other consisting of three directors.
Each class of directors shall be elected at alternate annual meetings of shareholders by a plurality of the votes cast and shall hold office until the second annual meeting of shareholders after their election and until the election of their respective successors.


                                                                    Exhibit 11
               Plenum Publishing Corporation and Subsidiary Companies
                Computation of Per Share Amounts of Common Stock
                            Assuming Full Dilution

                                                                                     Year ended December 31
                                                                                      1993           1992
                                                                                   --------------------------
Net income:
  Income before extraordinary (loss) gain and cumulative effect on
    prior years of accounting change                                          (1)  $ 10,928,707   $12,148,883
  Debt expense, less applicable income tax benefit, attributable to
    conversion of 6-1/2% Convertible Subordinated Debentures                  (2)       567,769     1,879,286
  Adjusted income before extraordinary (loss) gain and cumulative
    effect on prior years of accounting change                        (1)+(2)=(3)    11,496,476    14,028,169
  Extraordinary (loss) gain                                                   (5)    (1,319,794)      394,823
  Cumulative effect on prior years of accounting change                       (4)             -     1,179,950
                                                                                   --------------------------
  Net income-adjusted for computation of per share amounts of
    common stock-fully diluted                                    (3)+(4)+(5)=(6)  $ 10,176,682   $15,602,942
                                                                                   ==========================
Shares of Common Stock:
  Weighted average number of shares outstanding during the year               (7)     4,607,458     4,727,714
  Shares issuable upon conversion of 6-1/2% Convertible
    Subordinated Debentures due April 15, 2007                                (8)       396,333     1,438,722
                                                                                   --------------------------
  Adjusted number of shares outstanding for the purpose
    of fully diluted computation                                      (7)+(8)=(9)     5,003,791     6,166,436
                                                                                   ==========================
Per share amounts of Common Stock-fully diluted:
  Income before extraordinary (loss) gain and cumulative
    effect on prior years of accounting change                            (3)/(9)         $2.30         $2.28
  Extraordinary (loss) gain                                               (5)/(9)          (.26)          .06
    Cumulative effect on prior years of accounting change                 (4)/(9)             -           .19
                                                                                   --------------------------
Net income                                                                (6)/(9)         $2.04         $2.53
                                                                                   ==========================

In 1994, there was no dilution in the computation of per share amounts of common stock.