Form 10-Q
period 1995-03-31
PLENUM PUBLISHING CORP
filed 1995-05-15
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Month Period Ended                  Commission File #0-916-3
March 31, 1995

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

                       COMMON STOCK $.10 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filling requirements for at least the past 90 days.
                    Yes    X        No
                        -------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  05/ 15 /95:               3,941,523
                                                               ---------

                                  INDEX

         PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
- - - - - ------         ---------------------

Item      1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     March 31, 1995 and December 31, 1994                        3

     Condensed consolidated statements of income
     and retained earnings  -- Three months ended
     March 31, 1995 and 1994                                     5

     Condensed consolidated statements of cash
     flows -- Three months ended March 31, 1995
     and 1994                                                    6

     Notes to condensed consolidated financial
     statements  -- March 31, 1995                               7

Item      2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         10

PART II        OTHER INFORMATION
- - - - - -------        -----------------
Item      6.   Exhibits and Reports on Form 8-K                 12


SIGNATURES                                                      13
- - - - - ----------

PART  I   -   FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                        March 31          December 31
                                                                 -------------------     ---------------
                                                                          1995                1994
                                                                          ----                ----
                                                                       (UNAUDITED)           (NOTE)
                                                                 -------------------     ---------------
ASSETS
Current Assets:
   Cash and cash equivalents ($32,933,622 and $30,981,399)           $33,638,016          $31,775,618
   Marketable securities at aggregate market value                    21,707,638           24,290,875
   Interest and dividends receivable                                     142,460              154,654
   Receivables -- net of allowances of $924,000 and $921,000           5,892,932            6,018,648
   Inventories -- Note C                                               3,970,451            3,636,301
   Deferred income tax benefits                                        1,649,518            2,074,818
                                                                    -------------         -------------
Total Current Assets                                                  67,001,015           67,950,914
                                                                    -------------         -------------
Costs Applicable to Deferred Subscription Income                         763,160              720,370
                                                                    -------------         -------------
Property, Plant and Equipment, at cost:
   Land                                                                  690,000              690,000
   Building, net of accumulated depreciation of
    $458,926 and $433,306                                              3,074,851            3,100,471
   Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
    of $931,782 and $882,829                                             361,928              384,219
   Plate costs, net of accumulated depreciation of
    $5,034,800 and $4,634,308                                          3,287,763            3,246,892
                                                                    -------------        -------------
                                                                       7,414,542            7,421,582
                                                                    -------------        -------------
Deferred Income Taxes                                                    823,028              863,128
                                                                    -------------        -------------
Deferred Charges and Other Assets:
    Cost of subscription lists of Human Sciences Press
      and Agathon journals, net of accumulated amortization
      of $1,777,787 and $1,708,970                                     2,924,778            2,993,595
    Royalties                                                          1,842,281            1,755,394
    Investment in Gradco Systems, Inc                                  2,074,829            2,074,829
    Other                                                                892,060              277,813
                                                                    -------------        -------------
                                                                       7,733,948            7,101,631
                                                                    -------------        -------------
Excess of Cost of Assets Acquired Over Book Amount
    Thereof, net of accumulated amortization of
    $1,296,677 and $1,283,309                                            842,173              855,541
                                                                    -------------        -------------
Total Assets                                                         $84,577,866          $84,913,166
                                                                    =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Due to customers                                                    $298,080             $451,231
    Accounts payable                                                   2,163,983            1,792,874
    Income taxes payable                                               3,903,333            2,145,872
    Royalties payable                                                  2,961,214            2,911,685
    Other accrued expenses and sundry liabilities                      2,398,419            4,819,105
    Dividends payable                                                  1,143,780            1,127,726
                                                                    -------------        -------------
Total Current Liabilities                                             12,868,809           13,248,493

Deferred Subscription Income                                          24,730,425           26,333,855

                                                                    -------------        -------------
Total Liabilities                                                     37,599,234           39,582,348
                                                                    -------------        -------------



Stockholders' Equity -- Note D

Preferred Stock, par value $1 per share;
   Authorized - 1,000,000 shares; none issued
Common Stock, par value $.10 per share;
   Authorized-12,000,000 shares;
   Issued-5,847,241 shares                                               584,724              584,724
Paid-in additional capital                                             3,951,526            3,951,526
Retained earnings                                                     86,845,615           83,983,599
                                                                    -------------        -------------
                                                                      91,381,865           88,519,849



Less 1,903,172 and 1,862,983 shares of Common
   Stock held in treasury - at cost                                   44,403,233           43,189,031
                                                                    -------------        -------------

Total Stockholders' Equity                                            46,978,632           45,330,818
                                                                    -------------        -------------
Total Liabilities and Stockholders' Equity                           $84,577,866          $84,913,166
                                                                    =============        =============


Note:   The balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)


                                                                      Three Months Ended March 31
                                                                    -------------------------------------
                                                                        1995                  1994
                                                                    ------------------    --------------
Income:
 Subscriptions, books, outside journals and other sales, net         $13,408,949          $13,508,484
                                                                    -----------------    --------------
Costs and Expenses:
   Cost of sales                                                       5,601,916            5,649,242
   Royalties                                                           1,125,441            1,235,304
   Selling, general and administrative expenses                        2,953,158            2,800,438
                                                                    -------------        -------------
                                                                       9,680,515            9,684,984
                                                                    -------------        -------------
                Income From Operations                                 3,728,434            3,823,500

Dividend income                                                          133,486              526,207
Interest income                                                          443,368               76,564
Net realized gain (loss) on sales of marketable securities               768,745             (978,577)
Net unrealized gain (loss) on marketable securities                    1,665,541           (2,654,065)
Interest expense                                                               -               (3,525)
Other investment-related expenses                                       (191,778)             (54,616)
                                                                    --------------       -------------
                Income Before Income Taxes                             6,547,796              735,488
                                                                    --------------       -------------

Income taxes--Note E:
   Federal                                                             1,992,000               30,000
   State and City                                                        550,000               91,700
                                                                    --------------       -------------
                                                                       2,542,000              121,700
                                                                    --------------       -------------
                Net Income                                             4,005,796              613,788

Retained earnings - beginning of period                               83,983,599           76,165,428
                                                                    --------------       -------------
                                                                      87,989,395           76,779,216
Cash dividends ($.29 and $.28 a share)                                 1,143,780            1,259,703
                                                                    --------------       -------------
Retained earnings - end of period                                    $86,845,615          $75,519,513
                                                                    ==============       =============

Net income per share of Common Stock - Note D                              $1.01                $0.14
                                                                    ==============       =============

See notes to condensed  consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three Months  Ended March 31
                                                                    -------------------------------------
                                                                         1995                 1994
                                                                         ----                 ----
Cash flows from operating activities:
  Net income                                                          $4,005,796             $613,788
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation of plate costs                                          400,492              454,217
    Depreciation and amortization of building,
     furniture, fixtures, equipment and leasehold improvements            85,335               84,098
    Amortization of deferred charges and excess
     of cost of assets acquired over book amount thereof                 640,052              677,603
    Net realized (gain) loss on sale of marketable securities           (768,745)             978,577
    Net unrealized (gain) loss on marketable securities               (1,665,541)           2,654,065
    Purchases of marketable securities                                  (151,454)         (12,373,884)
    Proceeds from sale of marketable securities                        5,168,977            9,397,117
    Decrease (increase)  in deferred income tax benefits                 465,400           (1,724,100)
    Changes in operating assets and liabilities:
     Decrease (increase) in:
      Receivables                                                        137,910              791,564
      Inventories                                                       (334,150)            (129,735)
      Other assets                                                    (1,259,001)          (1,157,258)
    Increase (decrease) in:
     Due to customers, accounts payable, royalties payable,
      accrued expenses and sundry liabilities                         (1,222,324)            (908,060)
      Due to brokers                                                           -            2,143,929
      Income taxes payable                                             1,757,461            1,247,409
      Deferred subscription income and costs
       applicable thereto-net                                         (1,646,220)          (2,825,616)
                                                                    --------------       -------------
        Net Cash Provided by (Used in) Operating Activities            5,613,988              (76,286)
                                                                    --------------       -------------
Cash flows from investing activities:
      Additions to plate costs                                          (441,363)            (281,293)
      Additions to furniture, fixtures, equipment
       and leasehold improvements                                        (37,424)             (23,960)
                                                                    -------------        -------------
        Net Cash Used in Investing Activities                           (478,787)            (305,253)
                                                                    -------------        -------------
Cash flows from financing activities:
      Acquisition of treasury stock (a)                               (2,145,077)            (446,210)
      Dividends paid                                                  (1,127,726)          (1,219,267)
                                                                    -------------        -------------
        Net Cash Used in Financing Activities                         (3,272,803)          (1,665,477)
                                                                    -------------        -------------
Net Increase (Decrease) in Cash and Cash Equivalents                   1,862,398           (2,047,016)
Cash and cash equivalents at beginning of period                      31,775,618            5,030,060
                                                                    -------------        -------------
        Cash and Cash Equivalents at End of Period                   $33,638,016           $2,983,044
                                                                    =============       ==============

See notes to condensed consolidated financial statements.

(a) Includes $930,875 paid in 1995 for treasury stock acquired in 1994.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

March 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1995 and 1994 for:

                              1995                1994
                              ----                ----

Income Taxes                $319,139            $598,391
Interest                           -               3,525

NOTE C -- INVENTORIES

Inventories at March 31, 1995 and December 31, 1994 are comprised of:

                              1995                1994
                              ----                ----

Finished publications       $3,508,019        $3,164,658
Work in process                462,432           471,643
                            ----------       -----------
                            $3,970,451        $3,636,301
                            ==========       ===========

NOTE D -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three months ended March 31, 1995 and 1994 is 3,954,116 and 4,507,373, respectively.


NOTE E -- INCOME TAXES:

Total tax expense for the three month periods ended March 31, 1995 and 1994 amounted to $2,542,000 and $121,700 (effective rates of 38.80% and 16.50%), totals different from those computed by applying the U.S. Federal income tax rate to income before taxes.  The reasons for these differences are as follows:


                                                                 Three Months Ended March 31
                                                                -------------------------------
                                                            1995                            1994
                                           -------------------------------------------------------------------
                                                                    % of                            % of
                                                                    Income                          Income
                                                                    Before                          Before
                                                                    Income                          Income
                                              Amount                Taxes           Amount          Taxes
                                           -------------------------------------------------------------------
Computed "expected" tax expense             $2,291,700              35.00%         $257,400         35.00%

Increases (reductions) in tax
 resulting from:
  State and local income
  taxes, net of Federal
  income tax benefit                           357,500               5.40            59,600          8.10

  Nontaxable portion of
   dividend income                             (32,700)              (.50)         (128,900)       (17.50)

  FSC income taxed at a
   lower rate                                  (78,800)             (1.20)          (87,500)       (11.90)

  Miscellaneous - net                            4,300                .10            21,100          2.80
                                           -------------        ------------      ------------    ------------
Actual Tax Expense                          $2,542,000              38.80%         $121,700         16.50%
                                           =============        ============      ============    ============

NOTE F -- CONTINGENCIES

In a prior year, the Company was named as a co-defendant in an action brought by former executives of Gradco, seeking compensatory and other damages of a material amount. In April 1995, the litigation was settled by all but one of the remaining plaintiffs. The settlement involved a release of all claims and cross-claims without any payment by any of the parties. Management of the Company, after consultation with counsel, believes the action with the remaining plaintiff will not result in a material loss to the Company and intends to vigorously defend against it.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS

Three Month Period - 1995 vs 1994
- - - - - --------------------------------

     Revenues from the Company's publishing operations decreased by 0.7% to $13,408,949. Revenues from subscriptions and outside journals decreased by 2.1%, primarily due to the following:

     (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below),

     (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below), and

     (c) nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices.

     In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for the three months ended March 31, 1995, since the publication of most of the affected journals for the 1994 volume year commenced during the second quarter of fiscal 1994.

     In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $363,000 for the three months ended March 31, 1994. Such revenues ceased during the second quarter of fiscal 1994.

     Revenues from book sales for the three months ended March 31, 1995 did not materially change from the comparable period in 1993. Revenues from database products for the three months ended March 31, 1995 increased by 9.9%, primarily due to increased usage of the database system.

     The cost of sales as a percentage of revenues for the three months ended March 31, 1995 was almost the same as in the corresponding period in 1994. Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy, resulting in decreased royalty expenses. The increase in selling, general and administrative expenses was mainly due to increased advertising expenditures and mailing expenses, and a provision for sales and use taxes for assessments of such taxes expected with respect to prior years.

     The increase in interest income was principally due to increased investment in commercial paper, time deposits and money market funds. The decrease in dividend income was attributable to decreased investment in marketable securities. The company had net realized and unrealized gains of $768,745 and $1,665,541, respectively, on marketable securities for the three months ended March 31, 1995, as compared to net realized and unrealized losses of $978,577 and $2,654,065, respectively, on marketable securities for the three months ended March 31, 1994.

     The increase in net income was principally attributable to the increase in investment income as discussed in the preceding paragraph, offset by decreased income from publishing operations.


LIQUIDITY AND SOURCES OF CAPITAL
- - - - - --------------------------------

     The ratio of current assets to current liabilities is 5.2 to 1 at March 31, 1995 compared to 5.1 to 1 at December 31, 1994.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $55,346,000 at March 31, 1995 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
- - - - - ----------------------------------------

         (a)  Exhibits-None

         (b)  Reports on Form 8-K-None.

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                            PLENUM PUBLISHING CORPORATION
                            -----------------------------





Date:  May 15, 1995                  ---------------------------------------
                                                 Martin E. Tash
                                               President and CEO








Date: May 15, 1995                   ---------------------------------------
                                                 Ghanshyam A. Patel
                                                 Treasurer and CFO