Form 10-Q
period 1995-06-30
PLENUM PUBLISHING CORP
filed 1995-08-14
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Month Period Ended                  Commission File #0-916-3
June 30, 1995

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
                    Yes    X        No
                        -------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  08/ 14 /95:               3,941,523
                                                               ---------

                                  INDEX

         PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
------         ---------------------
Item      1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--
          June 30, 1995 and December 31, 1994               3

          Condensed consolidated statements of income
          and retained earnings  -- Six and Three months
          ended June 30, 1995 and 1994                      5

          Condensed consolidated statements of cash
          flows -- Six  months ended June 30, 1995
          and 1994                                          6

          Notes to condensed consolidated financial
          statements  -- June 30, 1995                      7

Item      2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                   9

PART II        OTHER INFORMATION
-------        -----------------
Item    4.     Submission of Matters to a Vote of Security
               Holders
Item    6.     Exhibits and Reports on Form 8-K             11


SIGNATURES                                                  12
----------

PART  I   -   FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                        June 31           December 31
                                                                 -------------------     ---------------
                                                                          1995                1994
                                                                          ----                ----
                                                                       (UNAUDITED)           (NOTE)
                                                                 -------------------     ---------------
ASSETS
Current Assets:
   Cash and cash equivalents ($34,410,761 and $30,981,399)           $35,363,968          $31,775,618
   Marketable securities at aggregate market value                    18,270,119           24,290,875
   Interest and dividends receivable                                      65,521              154,654
   Receivables -- net of allowances of $1,006,000 and $921,000         4,865,998            6,018,648
   Inventories -- Note C                                               3,696,292            3,636,301
   Deferred income tax benefits                                        1,528,118            2,074,818
                                                                    -------------         ------------
Total Current Assets                                                  63,790,016           67,950,914
                                                                    -------------         ------------
Costs Applicable to Deferred Subscription Income                         759,943              720,370
                                                                    -------------         ------------
Property, Plant and Equipment, at cost:
   Land                                                                  690,000              690,000
   Building, net of accumulated depreciation of
    $484,546 and $433,306                                              3,049,231            3,100,471
   Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
    of $991,496 and $882,829                                             306,954              384,219
   Plate costs, net of accumulated depreciation of
    $5,386,664 and $4,634,308                                          3,287,264            3,246,892
                                                                    -------------        -------------
                                                                       7,333,449            7,421,582
                                                                    -------------        -------------
Deferred Income Taxes                                                    654,628              863,128
                                                                    -------------        -------------
Deferred Charges and Other Assets:
    Cost of subscription lists of Human Sciences Press
      and Agathon journals, net of accumulated amortization
      of $1,846,605 and $1,708,970                                     2,855,960            2,993,595
    Royalties                                                          1,908,208            1,755,394
    Investment in Gradco Systems, Inc                                  2,074,829            2,074,829
    Other                                                                636,818              277,813
                                                                    -------------        -------------
                                                                       7,475,815            7,101,631
                                                                    -------------        -------------
Excess of Cost of Assets Acquired Over Book Amount
    Thereof, net of accumulated amortization of
    $1,310,045 and $1,283,309                                            828,805              855,541
                                                                    -------------        -------------
Total Assets                                                         $80,842,656          $84,913,166
                                                                    =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Due to customers                                                    $492,082             $451,231
    Accounts payable                                                   1,572,963            1,792,874
    Income taxes payable                                               1,919,914            2,145,872
    Royalties payable                                                  2,048,168            2,911,685
    Other accrued expenses and sundry liabilities                      2,954,122            4,819,105
    Dividends payable                                                  1,143,042            1,127,726
                                                                    -------------        -------------
Total Current Liabilities                                             10,130,291           13,248,493

Deferred Subscription Income                                          21,237,552           26,333,855

                                                                    -------------        -------------
Total Liabilities                                                     31,367,843           39,582,348
                                                                    -------------        -------------



Stockholders' Equity -- Note D

Preferred Stock, par value $1 per share;
   Authorized - 1,000,000 shares; none issued
Common Stock, par value $.10 per share;
   Authorized-12,000,000 shares;
   Issued-5,847,241 shares                                               584,724              584,724
Paid-in additional capital                                             3,951,526            3,951,526
Retained earnings                                                     89,416,266           83,983,599
                                                                    -------------        -------------
                                                                      93,952,516           88,519,849



Less 1,905,718 and 1,862,983 shares of Common
   Stock held in treasury - at cost                                   44,477,703           43,189,031
                                                                    -------------        -------------

Total Stockholders' Equity                                            49,474,813           45,330,818
                                                                    -------------        -------------
Total Liabilities and Stockholders' Equity                           $80,842,656          $84,913,166
                                                                    =============        =============


Note:   The balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)

                                                                   Six Months Ended June 30             Three Months Ended June 30
                                                                   ------------------------             --------------------------
                                                                    1995           1994                  1995         1994
                                                                    ----           ----                  ----         ----
Income:
   Subscriptions, books, outside journals and other sales, net     $26,287,478   $26,694,853            $12,878,529   $13,186,369
                                                                   ------------  ------------           ------------  ------------
Costs and Expenses:
   Cost of sales                                                    11,026,972    10,851,056              5,425,056     5,201,814
   Royalties                                                         2,044,099     2,192,653                918,658       957,349
   Selling, general and administrative expenses                      5,798,481     5,639,679              2,845,323     2,839,241
                                                                   ------------  ------------           ------------  ------------
                                                                    18,869,552    18,683,388              9,189,037     8,998,404
                                                                   ------------  ------------           ------------  ------------
                Income From Operations                               7,417,926     8,011,465              3,689,492     4,187,965

Dividend income                                                        202,330       933,412                 68,844       407,205
Interest income                                                        955,722       139,539                512,354        62,975
Net realized gain (loss) on sales of marketable securities           2,494,055    (1,841,188)             1,725,310      (862,611)
Net unrealized gain (loss) on marketable securities                  1,828,786      (118,636)               163,245     2,535,429
Interest expense                                                            __       (16,238)                    __       (12,713)
Other investment-related expenses                                     (359,328)     (102,182)              (167,550)      (47,566)
                                                                   ------------  ------------           ------------  ------------
                Income Before Income Taxes                          12,539,491     7,006,172              5,991,695     6,270,684
                                                                   ------------  ------------           ------------  ------------

Income taxes--Note E:
   Federal                                                           3,857,000     1,900,000              1,865,000     1,870,000
   State and City                                                      963,000       584,000                413,000       492,300
                                                                   ------------  ------------           ------------  ------------
                                                                     4,820,000     2,484,000              2,278,000     2,362,300
                                                                   ------------  ------------           ------------  ------------

Net Income                                                           7,719,491     4,522,172              3,713,695     3,908,384
Retained earnings - beginning of period                             83,983,599    76,165,428             86,845,615    75,519,513
                                                                   ------------  ------------           ------------  ------------
                                                                    91,703,090    80,687,600             90,559,310    79,427,897
Cash dividends ($.58 and $.56 a share and $.29 and $.28 a share)     2,286,824     2,518,583              1,143,044     1,258,880
                                                                   ------------  ------------           ------------  ------------
Retained earnings - end of period                                  $89,416,266   $78,169,017            $89,416,266   $78,169,017
                                                                   ============  ============           ============  ============


Net income per share of Common Stock - Note D                            $1.95         $1.00                   $.95          $.87
                                                                   ============  ============            ===========  ============

See notes to condensed  consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended June 30
                                                                    -------------------------------------
                                                                         1995                 1994
                                                                         ----                 ----
Cash flows from operating activities:
  Net income                                                          $7,719,491           $4,522,172
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation of plate costs                                          752,356              675,077
    Depreciation and amortization of building,
     furniture, fixtures, equipment and leasehold improvements           170,669              168,194
    Amortization of deferred charges and excess
     of cost of assets acquired over book amount thereof               1,117,076            1,457,039
    Net realized (gain) loss on sale of marketable securities         (2,494,055)           1,841,188
    Net unrealized (gain) loss on marketable securities               (1,828,786)             118,636
    Purchases of marketable securities                                (3,007,274)         (23,849,829)
    Proceeds from sale of marketable securities                       13,350,871           22,017,217
    Decrease (increase)  in deferred income tax benefits                 755,200             (934,800)
    Changes in operating assets and liabilities:
     Decrease (increase) in:
      Receivables                                                      1,241,783              346,724
      Inventories                                                        (59,991)             241,749
      Other assets                                                    (1,464,524)          (1,574,906)
    Increase (decrease) in:
     Due to customers, accounts payable, royalties payable,
      accrued expenses and sundry liabilities                         (1,976,685)          (1,455,722)
      Due to brokers                                                           -              710,641
      Income taxes payable                                              (225,958)            (430,161)
      Deferred subscription income and costs
       applicable thereto-net                                         (5,135,876)          (3,678,562)
                                                                     -------------        ------------
        Net Cash Provided by  Operating Activities                     8,914,297              174,657
                                                                     -------------        ------------
Cash flows from investing activities:
      Additions to plate costs                                          (792,728)            (785,487)
      Additions to furniture, fixtures, equipment
       and leasehold improvements                                        (42,164)             (51,486)
                                                                     ------------         ------------
        Net Cash Used in Investing Activities                           (834,892)            (836,973)
                                                                     ------------         ------------
Cash flows from financing activities:
      Acquisition of treasury stock (a)                               (2,219,547)            (518,240)
      Dividends paid                                                  (2,271,508)          (2,478,970)
                                                                     ------------         ------------
        Net Cash Used in Financing Activities                         (4,491,055)          (2,997,210)
                                                                     ------------         ------------
Net Increase (Decrease) in Cash and Cash Equivalents                   3,588,350           (3,659,526)
Cash and cash equivalents at beginning of period                      31,775,618            5,030,060
                                                                     ------------         ------------
        Cash and Cash Equivalents at End of Period                   $35,363,968           $1,370,534
                                                                     ============         ============

See notes to condensed consolidated financial statements.

(a) Includes $930,875 paid in 1995 for treasury stock acquired in 1994.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

June 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1995 and 1994 for:
                                           1995                   1994
                                           ----                   ----

       Income Taxes                   $ 4,290,758              $ 3,848,961
       Interest                           -                         16,238


NOTE C -- INVENTORIES

Inventories at June 30, 1995 and December 31, 1994 are comprised of:

                                           1995                   1994
                                           ----                   ----

     Finished publications            $ 3,176,993              $ 3,164,658
     Work in process                      519,299                  471,643
                                     ------------             -------------
                                      $ 3,696,292              $ 3,636,301
                                     ============             =============

NOTE D -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the six and three months ended June 30, 1995 and 1994 is as follows:

                                           1995                   1994
                                           ----                   ----
     Six months                         3,949,148                4,502,499
     Three months                       3,942,160                4,496,735



NOTE E -- INCOME TAXES:

Total tax expense for the six month periods ended June 30, 1995 and 1994 amounted to $4,820,000 and $2,484,000 (effective rates of 38.44% and 35.45%), and for the three month periods ended June 30, 1995 and 1994 amounted to $2,278,000 and $2,362,300 (effective rates of 38.02% and 37.67%) totals different from those computed by applying the U.S. Federal income tax rate of 35% to income before taxes. The reasons for these differences are as follows:

                                                  Six Months Ended June 30                      Three Months Ended June 30
                                                  ---------------------------                   --------------------------
                                        1995                            1994                   1995                 1994
                                   ----------------------------------------------       ------------------------------------------
                                                 % of                    % of                       % of                   % of
                                                 Income                  Income                     Income                 Income
                                                 Before                  Before                     Before                 Before
                                                 Income                  Income                     Income                 Income
                                     Amount      Taxes      Amount       Taxes          Amount      Taxes      Amount      Taxes
                                   ----------------------------------------------       ------------------------------------------
Computed "expected" tax expense   $4,388,800    35.00%     $2,452,000    35.00%       $2,097,100   35.00%     $2,194,600    35.00%

Increases (reductions) in tax
 resulting from:
  State and local income
  taxes, net of Federal
  income tax benefit                 625,900     4.99         379,600     5.41           268,400    4.48         320,000     5.10

  Nontaxable portion of
   dividend income                   (49,600)    (.39)       (228,700)   (3.26)          (16,900)   (.28)        (99,800)   (1.59)

  FSC income taxed at a
   lower rate                       (157,500)   (1.25)       (175,000)   (2.50)          (78,700)  (1.31)        (87,500)   (1.40)

  Miscellaneous - net                 12,400      .09          56,100      .80             8,100     .13          35,000      .56
                                  -----------  --------    -----------  -------       -----------  ------     -----------  -------
Actual Tax Expense                $4,820,000    38.44%     $2,484,000    35.45%       $2,278,000   38.02%     $2,362,300    37.67%
                                  ===========  ========    ===========  =======       ===========  ======     ===========  =======


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS

OPERATIONS
----------
          Revenues from the Company's publishing operations for the three and six months ended June 30, 1995 decreased by 2.3% and 1.5%, respectively. Revenues from subscriptions and outside journals for the three and six months ended June 30, 1995 decreased by 4% and 3.1%, respectively, primarily due to the following:

     (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below),

     (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below),

     (c) nonrenewals of subscription partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices, and

     (d) fewer journal issues being published.

          In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for the three and six months ended June 30, 1995, since the publication of most of the affected journals for the 1994 volume year commenced during the second quarter of fiscal 1994.

          In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $142,000 and $527,000 for the three and six months ended June 30, 1994, respectively. Such revenues ceased during the second quarter of fiscal 1994.

          Revenues from book sales for the three and six months ended June 30, 1995 did not materially change from the comparable periods in 1994. Revenues from database products for the three and six months ended June 30, 1995 increased by 2.5% and 6.1%, respectively, primarily due to increased usage of the database system.

          The cost of sales as a percentage of revenues for the three and six months ended June 30, 1995 increased from 39.4% and 40.6% to 42.1% and 41.9%, respectively, principally due to a lower gross margin on certain Russian scientific journals published by the Academy under the Distribution Agreement and the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin. Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals by the Academy, resulting in decreased royalty expenses. The increase in selling, general and administrative expenses was primarily due to increased professional fees and mailing expenses, and sales and use taxes paid with respect to prior years' assessments.

          The increase in interest income for the three and six months ended June 30, 1995 was principally due to increased investment in commercial paper, time deposits and money market funds. The decrease in dividend income for the three and six months ended June 30, 1995 was attributable to decreased investment in marketable securities. The Company had net realized and unrealized gains of $1,725,310 and $163,245, respectively, on marketable securities for the three months ended June 30, 1995, as compared to a net realized loss of $862,611 and a net unrealized gain of $2,535,429 on marketable securities for the three months ended June 30, 1994. The Company had net realized and unrealized gains of $2,494,055 and $1,828,786, respectively, on marketable securities for the six months ended June 30, 1995, as compared to net realized and unrealized losses of $1,841,188 and $118,636, respectively, on marketable securities for the six months ended June 30, 1994.

          The decrease in net income for the three months ended June 30, 1995 and the increase in net income for the six months ended June 30, 1995 was mainly due to the increase in investment income as discussed in the preceding paragraph, offset by decreased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------
          The ratio of current assets to current liabilities is 6.3 to 1 at June 30, 1995 compared to 5.1 to 1 at December 31, 1994.

          Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $53,634,000 at June 30, 1995 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

                        PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

     (a)  The Company's Annual Meeting of Stockholders was held on June 23,
          1995.

     (b) The sole purpose of the meeting was the election of four directors of the Company to serve for a term of two years (i.e. until the Annual Meeting to be held in 1997). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected are
Israel Gitman, Howard F. Mathiasen, Nathan Tash and Earl Ubell.   Messrs.
Mathiasen and Ubell were incumbent directors. The other directors (whose current two - year term of office expires at the Annual Meeting to be held in
1996) are Bernard Bressler, Mark Shaw and Martin E. Tash.

     (c) The votes cast for, and withheld from, each of the nominees (out of the 3,941,523 shares of Common Stock outstanding and entitled to vote as of
the record date of May 16, 1995) are set forth below.   There were no broker
non-votes.


Nominees                     For                     Withheld
--------                     ---                     --------
Israel Gitman              3,441,574                 11,217
Howard F. Mathiasen        3,441,694                 11,017
Nathan Tash                3,433,442                 19,259
Earl Ubell                 3,441,684                 11,017





Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits-None

         (b)  Reports on Form 8-K-None.

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                             PLENUM PUBLISHING CORPORATION
                            -----------------------------





Date:  August 14, 1995              ---------------------------------------
                                                 Martin E. Tash
                                               President and CEO








Date: August 14, 1995               ----------------------------------------
                                                 Ghanshyam A. Patel
                                                 Treasurer and CFO