Form 10-Q
period 1995-09-30
PLENUM PUBLISHING CORP
filed 1995-11-08
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

			 WASHINGTON, D.C. 20549

				FORM 10-Q
		    QUARTERLY REPORT UNDER SECTION 13
	    OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Month Period Ended                  Commission File #0-916-3
September 30, 1995

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

		       COMMON STOCK $.10 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
		    Yes    X        No
			-------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  11/ 8 /95:               3,941,523
							      ---------

				  INDEX

	 PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION

Item      1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     September  30, 1995 and December 31, 1994                        3

     Condensed consolidated statements of income
     and retained earnings  -- Nine and Three months
     ended September  30, 1995 and 1994                               5

     Condensed consolidated statements of cash
     flows -- Nine months ended September  30, 1995
     and 1994                                                         6

     Notes to condensed consolidated financial
     statements  -- September 30, 1995                                7

Item      2.   Management's Discussion and Analysis of
	  Financial Condition and Results of Operations               9

PART II        OTHER INFORMATION

Item      6.   Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                            13

PART  I   -   FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

								  September 30            December 31
								  -------------           ------------
								      1995                   1994
								      ----                   ----
								   (UNAUDITED)              (NOTE)

								  -------------           ------------
ASSETS
Current Assets:
   Cash and cash equivalents ($27,801,634 and $30,981,399)        $28,441,835             $31,775,618
   Marketable securities at aggregate market value                 23,295,999              24,290,875
   Interest and dividends receivable                                  109,140                 154,654
   Receivables -- net of allowances of $1,002,000
	and $921,000                                                5,491,825               6,018,648
   Inventories -- Note C                                            3,821,517               3,636,301
   Deferred income tax benefits                                     1,147,144               2,074,818
								  -------------           ------------
	   Total Current Assets                                    62,307,460              67,950,914
								  -------------           ------------
Costs Applicable to Deferred Subscription Income                      636,742                 720,370
								  -------------           ------------

Property, Plant and Equipment, at cost:
    Land                                                              690,000                 690,000
    Building, net of accumulated depreciation of
	$510,166 and $433,306                                       3,023,611               3,100,471
    Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
       of $1,051,212 and $882,829                                     257,135                 384,219
    Plate costs, net of accumulated depreciation of
       $5,809,591 and $4,634,308                                    3,198,982               3,246,892
								  -------------           ------------

								    7,169,728               7,421,582
								  -------------           ------------
Deferred Income Tax                                                   508,418                 863,128
								  -------------           ------------
Deferred Charges and Other Assets:
   Cost of subscription lists of Human Sciences Press
       and Agathon journals, net of accumulated amortization
       of $1,915,422 and $1,708,970                                 2,787,143               2,993,595
   Royalties                                                        1,802,467               1,755,394
   Investment in Gradco Systems, Inc                                2,074,829               2,074,829
   Other                                                              607,620                 277,813
								  -------------           ------------
								    7,272,059               7,101,631
								  -------------           ------------
Excess of Cost of Assets Acquired Over Book Amount
   Thereof, net of accumulated amortization of
   $1,323,413 and $1,283,309                                          815,437                 855,541
								  -------------           ------------
Total Assets                                                      $78,709,844             $84,913,166
								  =============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to customers                                                 $502,162                $451,231
    Accounts payable                                                1,308,814               1,792,874
    Income taxes payable                                            2,507,601               2,145,872
    Royalties payable                                               2,516,879               2,911,685
    Other accrued expenses and sundry liabilities                   3,621,235               4,819,105
    Dividends payable                                               1,143,042               1,127,726
								  -------------           ------------
	   Total Current Liabilities                               11,599,733              13,248,493

Deferred Subscription Income                                       14,860,929              26,333,855

								  -------------           ------------
	   Total Liabilities                                       26,460,662              39,582,348
								  -------------           ------------


Stockholders' Equity -- Note F
    Preferred Stock, par value $1 per share;
       Authorized - 1,000,000 shares; none issued
    Common Stock, par value $.10 per share;
       Authorized-12,000,000 shares;
       Issued-5,847,241 shares                                        584,724                 584,724
    Paid-in additional capital                                      3,951,526               3,951,526
    Retained earnings                                              92,190,635              83,983,599
								  -------------           ------------
								   96,726,885              88,519,849



    Less 1,905,718 and 1,862,983 shares of Common
	Stock held in treasury - at cost                           44,477,703              43,189,031
								  -------------           ------------


	   Total Stockholders' Equity                              52,249,182              45,330,818
								  -------------           ------------
Total Liabilities and Stockholders' Equity                        $78,709,844             $84,913,166
								  =============           ============

Note:   The balance sheet at December 31, 1994 has been derived from the audited consolidated financial
	statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)
								 Nine Months Ended September 30  Three Months Ended September 30
								 ------------------------------  -------------------------------
								      1995            1994           1995            1994
								      ----            ----           ----            ----
Income:
  Subscriptions, books, outside journals and other sales, net    $40,071,400      $39,232,721     $13,783,922      $12,537,868
								 ------------     ------------   -------------     ------------

Costs and Expenses:
   Cost of sales                                                  16,379,114       15,900,143       5,352,142        5,049,087
   Royalties                                                       3,335,428        3,408,521       1,291,329        1,215,868
   Selling, general and administrative expenses                    8,432,823        8,348,096       2,634,342        2,708,417
								 ------------     ------------   -------------     ------------
								  28,147,365       27,656,760       9,277,813        8,973,372
								 ------------     ------------   -------------     ------------
		Income From Operations                            11,924,035       11,575,961       4,506,109        3,564,496

Dividend income                                                      280,802        1,327,418          78,472          394,006
Interest income                                                    1,476,531          179,809         520,809           40,270
Net realized gain (loss) on sales of marketable securities         2,964,744       (2,516,689)        470,689         (675,501)
Net unrealized gain on marketable securities                       2,858,065        3,756,525       1,029,279        3,875,161
Interest expense                                                      --              (20,320)          --              (4,082)
Other investment-related expenses                                   (508,275)        (274,681)       (148,947)        (172,499)
								 ------------     ------------   -------------     ------------
		Income Before Income Taxes                        18,995,902       14,028,023       6,456,411        7,021,851
								 ------------     ------------   -------------     ------------

Income taxes--Note E:                                              5,791,000        3,900,000       1,934,000        2,000,000
   Federal                                                         1,568,000        1,260,000         605,000          676,000
								 ------------     ------------   -------------     ------------
   State and City                                                  7,359,000        5,160,000       2,539,000        2,676,000
								 ------------     ------------   -------------     ------------
		Net Income                                        11,636,902        8,868,023       3,917,411        4,345,851

Retained earnings - beginning of period                           83,983,599       76,165,428      89,416,266       78,169,017
								 ------------     ------------   -------------     ------------
								  95,620,501       85,033,451      93,333,677       82,514,868
Cash dividends ($.87 and $.84 a share and $.29 and $.28 a share)   3,429,866        3,773,221       1,143,042        1,254,638
								 ------------     ------------   -------------     ------------
Retained earnings - end of period                                $92,190,635      $81,260,230     $92,190,635      $81,260,230
								 ============     ============   =============     ============

Net income per share of Common Stock - Note D                          $2.95            $1.97           $0.99            $0.97
								 ============     ============   =============     ============

See notes to condensed  consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
										     Nine Months Ended September 30
										     -------------------------------
											1995               1994
											----               ----
Cash flows from operating activities:
      Net income                                                                     $11,636,902       $8,868,023
      Adjustments to reconcile net income to net cash
	provided by operating activities:
	       Depreciation of plate costs                                             1,175,283        1,011,783
	       Depreciation and amortization of building,
		furniture, fixtures, equipment and
		leasehold improvements                                                   256,005          252,142
	       Amortization of deferred charges and excess
                  of cost of assets acquired over book amount
		  thereof                                                              1,646,738        1,841,336
	       Net realized (gain) loss on sale of marketable
	       securities                                                             (2,964,744)       2,516,689
	       Net unrealized (gain) on marketable securities                         (2,858,065)      (3,756,525)
	       Purchases of marketable securities                                    (12,574,638)     (27,619,720)
	       Proceeds from sale of marketable securities                            19,392,323       33,994,243
	       Decrease  in deferred income tax benefits                               1,282,384          355,081
	       Changes in operating assets and liabilities;
		  Decrease (increase) in:
		    Receivables                                                          572,337        3,326,844
		    Inventories                                                         (185,216)         245,628
		    Other assets                                                      (1,777,062)      (1,826,878)
		  Increase (decrease) in:
		  Due to customers, accounts payable, royalties payable,
		    accrued expenses and sundry liabilities                           (1,094,930)        (127,342)
		    Income taxes payable                                                 361,729         (400,014)
		    Deferred subscription income and costs
		      applicable thereto-net                                         (11,389,298)      (9,447,784)
										    --------------    -------------
			      Net Cash Provided by Operating Activities                3,479,748        9,233,506
										    --------------    -------------

Cash flows from investing activities:
      Additions to plate costs                                                        (1,127,373)      (1,146,950)
      Additions to furniture, fixtures, equipment
       and leasehold improvements                                                        (52,061)        (109,652)
										    --------------    -------------
			      Net Cash Used in Investing Activities                   (1,179,434)      (1,256,602)
										    --------------    -------------

Cash flows from financing activities:
      Acquisition of treasury stock (a)                                               (2,219,547)        (892,778)
      Dividends paid                                                                  (3,414,550)      (3,737,850)
										    --------------    -------------
			      Net Cash Used in Financing Activities                   (5,634,097)      (4,630,628)
										    --------------    -------------

Net (Decrease) Increase in Cash and Cash Equivalents                                  (3,333,783)       3,346,276

Cash and cash equivalents at beginning of period                                      31,775,618        5,030,060
										    --------------    -------------
			      Cash and Cash Equivalents at End of Period             $28,441,835       $8,376,336
										    ==============    =============

See notes to condensed consolidated financial statements.
(a) Includes $930,875 paid in 1995 for treasury stock acquired in 1994.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

September 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1995 and 1994 for:
				       1995                 1994
				       ----                 ----

	  Income Taxes              $5,714,887            $5,204,933
	  Interest                           -                20,320


NOTE C -- INVENTORIES

Inventories at September 30, 1995 and December 31, 1994 are comprised of:
				       1995                 1994
				       ----                 ----
	  Finished publications     $3,340,484            $3,164,658
	  Work in process              481,033               471,643
				    -----------           -----------
				    $3,821,517            $3,636,301
				    ===========           ===========

NOTE D -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the nine and three months ended September 30, 1995 and 1994 is as follows:

				       1995                  1994
				       ----                  ----
Nine months                          3,946,860             4,496,964
Three months                         3,941,523             4,487,037

NOTE E -- INCOME TAXES:

Total tax expense for the nine month periods ended September 30, 1995 and 1994 amounted to $7,359,000 and $5,160,000 (effective rates of 38.74% and 36.78%), and for the three month periods ended September 30, 1995 and 1994 amounted to $2,539,000 and $ 2,676,000 (effective rates of 39.32% and 38.11%), totals different from those computed by applying the U.S. Federal income tax rate of 35% to income before income taxes. The reasons for these differences are as follows:

					   Nine Months Ended September 30                  Three Months Ended September 30
				    --------------------------------------------    ----------------------------------------------
					1995                       1994                1995                          1994
				    --------------------------------------------    ----------------------------------------------
						 % of                       % of                     % of                 % of
						 Income                     Income                   Income               Income
						 Before                     Before                   Before               Before
						 Income                     Income                   Income               Income
				    Amount       Taxes         Amount       Taxes     Amount         Taxes     Amount     Taxes
				    ---------------------------------------------   ----------------------------------------------

Computed "expected" tax expense     $6,648,600    35.00%    $4,909,800    35.00%    $2,259,800    35.00%    $2,457,800    35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
       taxes, net of Federal
	income tax benefit           1,019,200     5.36        819,000     5.84        393,300     6.09        439,400     6.26

       Nontaxable portion of
	dividend income                (68,800)   (0.36)      (325,200)   (2.32)       (19,200)   (0.30)       (96,500)   (1.37)

       FSC income taxed at a
	lower rate                    (262,500)   (1.38)      (262,500)   (1.87)      (105,000)   (1.63)       (87,500)   (1.25)

       Miscellaneous - net              22,500     0.12         18,900     0.13         10,100     0.16        (37,200)   (0.53)
				    -----------   ------    -----------   ------    ------------  ------    -----------   ------
Actual Tax Expense                  $7,359,000    38.74%    $5,160,000    36.78%    $2,539,000    39.32%    $2,676,000    38.11%
				    ===========   ======    ===========   ======    ============  ======    ===========   ======


		   MANAGEMENT'S DISCUSSION AND ANALYSIS
		   OF FINANCIAL CONDITION AND RESULTS OF
				OPERATIONS

OPERATIONS
----------

	  Revenues from the Company's publishing operations for the three and nine months ended September 30, 1995 increased by 9.9% and 2.1%, respectively. Revenues from subscriptions and outside journals for the three and nine months ended September 30, 1995 increased by 8.2% and 2.6%, respectively, primarily due to more non-translated journal issues (Plenum Press) being published and higher selling prices, offset by the following:

     (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below),

     (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below), and

     (c) nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals.

	  In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from Russian scientific journals for the three and nine months ended September 30, 1995, since the publication of most of the affected journals for the 1994 volume year commenced during the second quarter of fiscal 1994.

	  In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $527,000 for the nine months ended September 30, 1994. Such revenues ceased during the second quarter of fiscal 1994, resulting in no revenues being earned in the third quarter of 1995 or 1994.

	  Revenues from book sales for the three and nine months ended September 30, 1995 increased by 15.1% and 5.0%, respectively, primarily due to an increase in the number of book titles being published. Revenues from database products for the three and nine months ended September 30, 1995 increased by 4.6% and 5.6%, respectively, primarily due to the increased usage of the database system.

	  The cost of sales as a percentage of revenues for the three months ended September 30, 1995 decreased from 40.3% to 38.8%, principally due to higher selling prices, offset by a lower gross margin on certain Russian scientific journals published by the Academy under the Distribution Agreement. The cost of sales as a percentage of revenues for the nine months ended September 30, 1995 increased from 40.5% to 40.9%, mainly due to a lower gross margin on certain Russian scientific journals published by the Academy under the Distribution Agreement and the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin, offset by higher selling prices.

	  Royalty expenses as a percentage of revenues for the three and nine months ended September 30, 1995 decreased from 9.7% and 8.7% to 9.4% and 8.3%, respectively, principally due to the fact that under the Distribution Agreement there were no royalties payable on certain Russian scientific journals published by the Academy. Selling, general and administrative expenses as a percentage of revenue for the three and nine months ended September 30, 1995 decreased from 21.6% and 21.3% to 19.1% and 21.0%, respectively, primarily due to decreased professional fees, mailing and telephone expenses, offset by sales and use taxes paid with respect to prior years' assessments.

	  The increase in interest income for the three and nine months ended September 30, 1995 was principally due to increased investment in commercial paper, time deposits, money market funds and foreign government securities. The decrease in dividend income for the three and nine months ended September 30, 1995 was attributable to decreased investment in marketable securities. The Company had net realized and unrealized gains of $470,689 and $1,029,279, respectively, on marketable securities for the three months ended September 30, 1995 as compared to a net realized loss of $675,501 and a net unrealized gain of $3,875,161, on marketable securities for the three months ended September 30, 1994. The Company had net realized and unrealized gains of $2,964,744 and $2,858,065, respectively, on marketable securities for the nine months ended September 30, 1995 as compared to a net realized loss of $2,516,689 and a net unrealized gain of $3,756,525 on marketable securities for the nine months ended September 30, 1994.

	  The decrease in net income for the three months ended September 30, 1995 was primarily due to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from publishing operations. The increase in net income for the nine months ended September 30, 1995 was mainly due to the increase in investment income as discussed in the preceding paragraph and increased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

	  The ratio of current assets to current liabiilties is 5.4 to 1 at September 30, 1995 compared to 5.1 to 1 at December 31, 1994.

	  Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $51,738,000 at September 30, 1995 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

			PART II - OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K

	 (a)  Exhibits-None

	 (b)  Reports on Form 8-K-None.

				SIGNATURES




	  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








			    PLENUM PUBLISHING CORPORATION
			    -----------------------------






Date: November 8, 1995                        -------------------------------
							Martin E. Tash
						      President and CEO








Date: November 8,1995                         -------------------------------
						      Ghanshyam A. Patel
						      Treasurer and CFO