Form 10-K
period 1995-12-31
PLENUM PUBLISHING CORP
filed 1996-03-28
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

		     WASHINGTON, D.C.  20549

		     -----------------------

			    FORM 10-K

	 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

		For the fiscal year ended December 31, 1995

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

			 ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1996 was $126,930,600.
				    -------------

The number of shares outstanding of the Issuer's common stock, as of March 19, 1996, was 3,941,523 shares.

			     PART I

Item 1.   Business
	  --------

	  The Registrant is and for many years has been engaged in the business of publishing and distributing advanced scientific and technical material. The Registrant publishes and distributes books and journals and creates and maintains databases for which it receives royalties from unrelated organizations providing access to such materials throughout the world under the imprints of Plenum Press, Consultants Bureau, Da Capo Press, IFI/Plenum Data, J.S. Canner & Company, and Human Sciences Press. The Registrant and its subsidiaries maintain offices in New York, New York; Wilmington, Delaware; Needham Heights, Massachusetts; Wilmington, North Carolina; London, England; and Moscow, Russia; and warehouse facilities in Edison, New Jersey.

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

	  The Registrant generally secures copyrights on its publications in its own name or in the name of its subsidiaries. In some cases, pursuant to written agreement, the copyright is secured in the name of the author of the publication or a learned society or other organization. Copyrights on translations of foreign journals are limited to English language translations and do not cover the original foreign language works. Those translations of Russian journals as to which the Registrant is the distributor but not the publisher are copyrighted in the name of the publisher. Most publications printed by the Registrant's Da Capo Press subsidiary are reprints of works in the public domain which are not subject to copyright protection or are works published by others who have sold to the Registrant certain rights for publication, either for a fixed payment or under a royalty agreement.

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

			  1995        1994(b)       1993(b)       1992(b)       1991(b)
			  ----        -------       -------       -------       -------
Subscription Journals  $32,913,103  $32,241,873    $33,297,585   $31,812,705  $31,342,821
Outside Journals (a)       -            527,161      1,255,223     1,538,317    1,463,723

Books                   14,197,328   13,917,674     13,317,503    14,191,600   14,953,336

Database Products        4,520,290    4,122,123      4,210,802     4,202,308    3,831,838

Miscellaneous sales        598,950      549,062        810,581       415,039      463,664

Interest income          1,996,434      441,009        544,290     3,007,811    3,504,594

Dividend income            377,698    1,592,837      2,136,989     1,636,462    1,546,865

Net realized gain
on sales of marketable
securities               3,229,729        2,160        801,387     2,476,916       19,714

Net unrealized gain
(loss) on marketable
securities               3,868,361    2,523,173     (1,713,197)       -         6,544,417

Equity in net income
(loss) of Gradco
Systems, Inc.              301,290      102,986          4,565    (  100,430)  (  91,300)
		      ------------  ------------   ------------  -----------  -----------

		       $62,003,183  $56,020,058    $54,665,728   $59,180,728  $63,579,672
		      ============  ============   ============  ===========  ===========

Notes:

(a) In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year.

(b) Certain amounts of revenues for 1994, 1993, 1992 and 1991 have been reclassified from continuing operations to discontinued operations to conform to the 1995 presentation. See note 3 of Notes to Consolidated Financial Statements included under item 14(a).

Subscription Journals
---------------------

	  During 1995, the Registrant published a total of 210 journals. 60 were translations of Russian language scientific journals, 103 were published in the English Language Journal Program, and 47 were published by the Registrant's subsidiary, Human Sciences Press, Inc. The Registrant also distributed translations of 35 Russian scientific journals (see below).

    Translations of Russian Language Journals
    -----------------------------------------

	  The translation journals are in the fields of physical sciences, mathematics, engineering and life sciences. In December 1993, in settlement of certain litigation, the Registrant entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") through the year 2006 with the Russian Academy of Sciences (the "Academy") and other interested parties.

	  Since the inception of the Distribution Agreement, MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, has become the exclusive publisher of the English translations of 40 Russian scientific journals (21 journals in 1994, 14 in 1995 and 5 thus far in 1996). The Registrant has become the exclusive distributor of such journals, all of which the Registrant had translated, published and distributed under contracts which have been assigned to MN. Under the Distribution Agreement, the Registrant continues to promote and distribute these journals throughout the world, and continues to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing its function. Thus, as to each journal which is published by MN and distributed by the Registrant under the Agreement, the Registrant retains 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period, and remaining at that level for the balance of the term. The portion retained is included in subscription revenue.

	  In the remainder of 1996 and thereafter, MN may elect to publish the English translations of up to 15 additional Russian journals, to be promoted and distributed by the Registrant.

	  The journals published by MN are translated and published in Russia. The Registrant continues its activities in translating, publishing and distributing the 40 English Translation Russian Journals which are not subject to the Distribution Agreement, as well as the 15 journals referred to above which may become subject to the Agreement in the future. These activities are undertaken pursuant to the Registrant's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.

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

    Plenum Press Journals
    ---------------------

	  The Registrant published 103 journals in its English Language Journal Program in 1995. The journals are published under the Registrant's "Plenum Press" imprint, and include titles in chemistry, physics, mathematics, computer science, engineering, biology, medicine, psychiatry, social sciences and law. Each journal is published under the direction of an editorial board composed of professionals specializing in the fields of research covered by the journal.

    Human Sciences Press Journals
    -----------------------------

	  The Registrant's subsidiary, Human Sciences Press, Inc., publishes 47 journals, under the "Human Sciences Press" imprint. These journals are primarily in the health, behavioral and social science fields.

Outside Journals
----------------

	  The Registrant's Boston-based J.S. Canner & Company, Inc. subsidiary ("Canner"), engages in the purchase and sale of backissue periodicals to libraries, colleges, universities and other users. In December 1995, the Registrant's Board of Directors adopted a plan to discontinue Canner's operations, effective October 1996.

Books
-----

	  The Registrant's Plenum Press division publishes scientific, technical and medical books for use by scientists, engineers, research workers, other professionals and graduate students, and their supporting libraries, research laboratories and institutions. During 1995, the division published 276 new titles as part of this program, and had an active backlist of approximately 4,000 titles as of December 31, 1995. During 1994, 263 new titles were published. Titles include comprehensive treatises, monographs and other advanced text-reference works, as well as proceedings of meetings reporting original scientific research, works surveying the state of the art in various scientific fields and specialized bibliographies and data compilations. In recent years, a number of books treating scientific topics of interest to the general reader have also been published.

	  The Registrant's Da Capo Press, Inc. subsidiary publishes a line of academic/trade paperbacks in the arts, biography and history. During 1995, this subsidiary published 63 titles compared to 62 titles in the prior year. As of December 31, 1995, this subsidiary had an active backlist of approximately 1,450 titles, of which approximately 650 titles were academic/ trade paperbacks, and 800 were hardcover reprints of books in music, dance, visual arts and the social sciences, which were published by Da Capo in prior years.

	  The Registrant's Human Sciences Press, Inc. subsidiary had an active backlist of approximately 325 titles as of December 31, 1995. The Registrant has no immediate plans to publish new titles under the Human Sciences imprint, but will continue to publish the backlist under such imprint. The Human Sciences books are primarily in the health, behavioral and social science fields, and are sold mainly to libraries and professionals in these fields.

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

Export Sales
------------

	  The Registrant's sales derived from customers outside the United States aggregated approximately $22,493,000 in 1995 (approximately 43% of consolidated sales). Sales derived from customers outside the United States were approximately $20,590,000 in 1994 and $23,217,000 in 1993 (approximately 40% and 44%, respectively, of consolidated sales). The Registrant generally prices its products sold abroad in U.S. dollars.

Investments in Securities
-------------------------

	  In 1995, the Registrant's dividends, interest income, net realized and unrealized gains/losses on marketable securities, and equity in the net income (loss) of Gradco Systems, Inc. (the foregoing items net of interest expense and other investment-related expenses) represented 36% of the Registrant's pre-tax income from continuing operations. In 1994, such items (net of interest expense and other investment-related expenses) represented 21% of pre-tax income from continuing operations.

	  The Registrant's excess cash is invested in a portfolio of marketable securities, and in short-term investments such as time deposits, money market funds and commercial paper. The investments of excess cash are available for corporate purposes, and have been so used periodically. Market conditions and the nature of the investments have an impact on the performance of the marketable securities portfolio.

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

	  The Group may be deemed to have obtained control of Gradco in October 1990, as a result of the fact that its nominees were elected as a majority of Gradco's Board of Directors. Gradco's current five-person Board, elected without any opposing nominees at its September 1995 Annual Meeting, consists of Messrs. Tash and Bressler, and three other persons. All of the nominees were designated as such at the request of the Group, which therefore may be deemed to continue to have control of Gradco.

	  Registrant has not undertaken any obligations in connection with Gradco's operations or advanced any funds to it and does not otherwise engage in business through Gradco.

	  The Registrant's investment in Gradco is reflected in the Consolidated Financial Statements included herein using the equity method of accounting.

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

	  The Registrant's principal business continues to be publishing and distributing advanced scientific and technical material, and the Registrant is not primarily engaged in investing, reinvesting or trading in securities. As of December 31, 1995, investment securities represented less than 40% of the value of the Registrant's total assets (exclusive of cash items), and in any event the Registrant continued to be exempt from status as an investment company pursuant to Rule 3a-1 under the Company Act because less than 45% of the value of its total assets (exclusive of cash items) consisted of, and less than 45% of its net income after taxes for the last four fiscal quarters combined was derived from, securities.

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

Item 2.   Properties
	  ----------

	  As of December 31, 1995, the Registrant had leases at the following principal locations:
				       Expiration        Annual
Address               Size             Date of Lease     Rent
-------               ----             -------------     ------

233 Spring Street     61,650 sq. ft.       2007          $276,528 in 1996,
New York, NY                                             and increasing to a
							 maximum of $340,512
							 in 2006.

150 Bay Street        10,000 sq. ft.       1997          $49,400 in 1996
Jersey City, NJ                                          and thereafter

10 Charles Street     20,800 sq. ft.       1996          $98,512 in 1996(1)
Needham Heights, MA

90 Middlesex Street    2,400 sq. ft.       1996          $11,260 in 1996(2)
London, U.K.

(1) Represents rent through October 1996, when lease will terminate in conjunction with discontinuance of operations of J.S. Canner & Company, Inc.

(2) Represents rent through March 1995, when lease expires. It is expected that occupancy will continue on a month-to-month basis thereafter, until either the lease is renewed or a new location for this office is found.

	  Various of the leases referred to above provide for additional payments or increases in rent over the base rental specified above under different circumstances. In addition to the leases referred to above, the Registrant or its subsidiaries have leases on space at various locations with a total annual rental of approximately $25,000.

	  The Registrant's warehouse operations are conducted at a 69,000 square foot warehouse in Edison, New Jersey which is owned by the Registrant.

Item 3.   Legal Proceedings
	  -----------------
	  Waterman v. Calt and Da Capo Press, Inc.
	  ---------------------------------------
	  This civil action was filed by an individual residing in Oxford, Mississippi, by Complaint dated January 5, 1995. Da Capo Press, Inc.
(a wholly-owed subsidiary of the Registrant) published a book entitled
I'd Rather be the Devil:  Skip James and the Blues about a deceased blues
--------------------------------------------------
singer (the "Book"). The plaintiff, the singer's former manager, has alleged that he was libeled by the Book. He seeks compensatory damages in the amount of $1,500,000 and punitive damages in the amount of $1,500,000 against Da Capo and the book's author, Stephen Calt. Plaintiff also seeks $20,000 in damages for the alleged unauthorized use of a photograph.

	  The case was removed to the United States District Court for the Western District of Tennessee, from Tennessee State Court where it had been filed. Defendants filed an answer asserting the following defenses: (1) the Book is not defamatory to plaintiff, and, indeed, presents him in a sympathetic light; (2) plaintiff is a public figure, and must show actual malice; (3) the publication of the Book was not malicious, as it was thoroughly researched; (4) the statements in the Book are true; and (5) the plaintiff has not been damaged by the Book. After discovery by plaintiff and defendants, both parties moved for summary judgment in October 1995 to resolve the case without a trial. The motions are pending.

Item 4.   Submission of Matters to a Vote of Security Holders
	  ---------------------------------------------------
	  Not applicable.


				  PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
	  -----------------------------------------------------------------
	  Matters
	  -------

	  The Common Stock of the Registrant is traded on the NASDAQ National Market System. The following table sets forth, for the calendar quarters indicated, information furnished by the NASD, Inc. as to the high and low sale prices for the Registrant's Common Stock as reported on the NASDAQ National Market System under the symbol PLEN. The table also sets forth dividends declared during such periods. There were approximately 529 record holders of the Registrant's Common Stock on March 19, 1996. The number of holders as so stated does not include individual participants in security position listings.

						     Dividends
Calendar Year Ended December 31,   High      Low     Per Share
--------------------------------   ----      ---     ---------
1995
----
First Quarter.................... 33-3/4    29         $ .29
Second Quarter................... 36-1/4    29-1/4       .29
Third Quarter.................... 36-3/4    33-3/4       .29
Fourth Quarter................... 42-3/4    34           .29

						     Dividends
Calendar Year Ended December 31,   High      Low     Per Share
--------------------------------   ----      ---     ---------
1994
----
First Quarter.................... 27-1/2    25         $ .28
Second Quarter................... 27        22-1/4       .28
Third Quarter.................... 27-1/4    23-1/2       .28
Fourth Quarter................... 32-1/4    24-3/4       .28


	  The Registrant has paid cash dividends on its Common Stock in each year since 1974. The payment and amount of future dividends are dependent upon the Registrant's earnings, general financial condition and the requirements of the business and upon declaration of the dividend from time to time by the Board of Directors.

Item 6.   Selected Financial Data
	  ------------------------

						      Year Ended December 31,
				    1995         1994        1993          1992         1991
				    ----         ----        ----          ----         ----
Subscriptions, books,
outside journals and
other sales, net              $52,229,671  $51,357,893  $52,891,694  $52,159,969  $52,055,382

Income (loss) from interest
and dividends, and net
realized and unrealized
gain/loss on marketable
securities                      9,472,222    4,559,179    1,769,469    7,121,189   11,615,590

Equity in net income (loss)
of Gradco Systems, Inc.           301,290      102,986        4,565     (100,430)     (91,300)

Income from continuing
operations                     15,647,051   12,609,812   10,755,649   11,953,875   17,021,555

(Loss) income from
discontinued operations,
net(d)                           (130,247)     109,306      173,058      195,008      213,499

Income before extraordinary
items and cumulative
effect on prior years of
accounting change              15,516,804   12,719,118   10,928,707   12,148,883   17,235,054

Extraordinary (loss)
gain(a)                               -             -    (1,319,794)     394,823      100,638

Cumulative effect on
prior years of accounting
change(b)                             -             -            -     1,179,950           -

Net income                     15,516,804   12,719,118    9,608,913   13,723,656   17,335,692

Per share of Common Stock
-- primary:

  Income from continuing
  operations                         3.96         2.84         2.33         2.53         3.39

  (Loss) income from
  discontinued operations,
  net(d)                             (.03)         .03          .04          .04          .04

  Income before extraordinary
  items and cumulative
  effect on prior years of
  accounting change                  3.93         2.87         2.37         2.57         3.43

  Extraordinary (loss)
  gain(a)                             -             -          (.29)         .08          .02

  Cumulative effect on
  prior years of accounting
  change(b)                           -             -            -           .25           -

  Net income                         3.93         2.87         2.08         2.90         3.45


Per share of Common
Stock -- fully diluted(c):

  Income from continuing
  operations                          -             -          2.27         2.25         2.89

  (Loss) income from
  discontinued operations,
  net(d)                              -             -           .03          .03          .03

  Income before extraordinary
  items and cumulative
  effect on prior years of
  accounting change                   -             -          2.30         2.28         2.92

  Extraordinary (loss)
  gain(a)                             -             -          (.26)         .06          .02

  Cumulative effect on prior
  years of accounting
  change(b)                           -             -            -           .19           -

  Net income                          -             -          2.04         2.53         2.94

Total assets                  $92,245,305   84,913,166   88,605,160  125,852,355  128,364,118

Long-term debt                        -             -            -    40,827,000   47,635,000

Dividend declared per
share of Common Stock                1.16         1.12         1.08         1.04         1.00


Footnotes to Table of Selected Financial Data

(a) Extraordinary loss in 1993 resulted from the early retirement of 6 1/2% Convertible Subordinated Debentures on April 30, 1993.

(b) Effective January 1, 1992, the Registrant made an accounting change for deferred taxes as a result of the application of the Statement of Financial Accounting Standards No. 109.

(c) As a result of the redemption of the 6 1/2% Convertible Subordinated Debentures, fully diluted net income per share is not applicable in 1995 and 1994.

(D) In December 1995, the Registrant's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J.S. Canner & Company, Inc., effective October 1996. See note 3 of Notes to Consolidated Financial Statements included under item 14(a).


Item 7. Management's Discussion and Analysis of Financial
	Condition and Results of Operations
	--------------------------------------------------

Results of Operations
---------------------

1995 Compared to 1994
---------------------
	Revenues from the Company's continuing publishing operations increased by 1.7%. Revenues from subscriptions and outside journals increased by .4% primarily due to more journal issues being published and higher selling prices, offset by the following: (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see "1994 Compared to 1993", below); (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement, which had its inception in 1994 (see "1994 Compared to 1993", below) and became applicable to additional journals in 1995; and (c) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals.

	Management expects that in 1996 and thereafter, further decreases in the Company's revenues from translation journals will occur as a result of the Company's altered status with respect to the journals covered by the Distribution Agreement, and also as a result of the political and economic situation in Russia and in the other republics of the former Soviet Union.

	Revenues from book sales increased by 2.3%, primarily due to an increase in the number of book titles being published. Revenues from database products increased by 9.7%, mainly due to the increased usage of the database system.

	The cost of sales from continuing operations as a percentage of revenues decreased from 40.8% to 40.7%, principally due to higher selling prices and increased usage of the database system which has an above average gross margin, offset by a lower gross margin on certain Russian scientific journals published by the Russian Academy of Sciences under the Distribution Agreement and the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin. Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy of Sciences, resulting in decreased royalty expenses. The increase in selling, general and administrative expenses was primarily due to increased professional fees, advertising expenditures and sales and use taxes paid in 1995 with respect to prior years' audit assessments, offset by decreased mailing and telephone expenses.

	The increase in interest income was principally due to increased investment in commercial paper, time deposits, money market funds and foreign government securities. The decrease in dividend income was attributable to decreased investment in marketable securities. The Company had net realized and unrealized gains of $3,229,729 and $3,868,361, respectively, on marketable securities for fiscal 1995 as compared to net realized and unrealized gains of $2,160 and $2,523,176, respectively, on marketable securities for fiscal 1994.

	The increase in net income in fiscal 1995 was principally attributable to the increase in investment income as discussed in the preceding paragraph and increased income from continuing publishing operations, offset by a net loss from discontinued operations. In December 1995, the Company's Board of Directors adopted a plan to discontinue its wholly-owned subsidiary, J.S. Canner & Company, Inc. effective October 1996.

1994 Compared to 1993
---------------------

	Revenues from the Company's continuing publishing operations decreased by 2.9%. Revenues from subscriptions and outside journals decreased by 5.2% primarily due to the following: (a) cessation of the publication of 11
Russian language journals under a contract with an American learned society (which ended with the 1993 volume year - see below); (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below); (c) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices; and (d) fewer journal issues being published.

	In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for fiscal 1994, since the publication of most of the journals which became subject to the Agreement for the 1994 volume year commenced during the second quarter of fiscal 1994.

	In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year. The amount of revenue generated from the production of these 11 journals was approximately $527,000 for fiscal 1994, compared to approximately $1,261,000 for fiscal 1993. Such revenues ceased during fiscal 1994.

	Despite the reduction in the number of book titles being published, revenues from book sales increased by 4.5%, primarily due to an increase in backlist sales.

	The cost of sales from continuing operations as a percentage of revenues increased from 40.5% to 40.8%, principally due to a lower gross margin on certain Russian scientific journals published by the Russian Academy of Sciences under the Distribution Agreement and the cessation of the publication of 11 Russian language journals under a contract with an American learned society, which had an above average gross margin, offset by increased sales of backlist books. The Company provides for obsolescence by writing down the inventory values of backlist books, resulting in higher gross margins on backlist sales, as compared to frontlist sales. Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy of Sciences, resulting in decreased royalty expenses. The decrease in selling, general and administrative expenses was primarily due to decreased professional fees, advertising expenditures and mailing expenses.

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

Liquidity and Sources of Capital
--------------------------------
	The ratio of current assets to current liabilities is 6.1 to 1 at December 31, 1995 compared to 5.1 to 1 at December 31, 1994.

	Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $66,366,000 at December 31, 1995 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

Item 8. Financial Statements and Supplementary Data
	-------------------------------------------

	Response to this Item is contained in Item 14(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	---------------------------------------------------------------

	Not applicable.

			    PART III

Item 10.    Directors and Executive Officers of the Registrant
	    ---------------------------------------------------

	(a) The following table sets forth the name of each director and executive officer of the Registrant, the date on which his present term as a director will expire, and the nature of all positions and offices with the Registrant held by him at present. The term of office of all executive officers expires at the next Annual
	    Meeting of Stockholders of the Registrant, which is to be held in June 1996.

		       Present Term
		       as Director
Name                    Expires             Position
----                 -------------          --------

Martin E. Tash             1996            President and Chairman of the Board
					   of Directors

Mark Shaw                  1996            Executive Vice President and
					   Director

Bernard Bressler           1996            Secretary and Director

Earl Ubell                 1997            Director

Howard F. Mathiasen        1997            Director

Israel Gitman              1997            Director

Nathan Tash                1997            Director

Ghanshyam A. Patel         ----            Treasurer and Chief Financial
					   Officer;
					   Assistant Secretary

	The Registrant's Board of Directors is divided into two classes. One class consists of four members, and the other class consists of three members. Each class is elected in alternate years for a term of two years. The term of one class (consisting of Messrs. Mathiasen and Ubell, Dr. Gitman and Nathan
Tash) expires at the 1997 Annual Meeting. The term of office of the other class (consisting of Messrs. Shaw, Bressler, and Martin E. Tash) expires at the 1996 Annual Meeting.

	(b) The following is a brief account of the recent business experience of each director and executive officer, each nominee to serve as a director, and directorships held with other companies which file reports with the Securities and Exchange Commission.

Name                  Director Since   Business Experience
----                  --------------   -------------------

Martin E. Tash,        1972            Mr. Tash has been actively engaged in
age 55                                 the Registrant's business since 1971.
				       He has been Chairman of the Board and
				       President since July 15, 1977, and
				       served as Treasurer and Chief Financial
				       Officer from 1971 until September 29,
				       1986. Mr. Tash is also Chairman of the
				       Board and Chief Executive Officer of
				       Gradco Systems, Inc.

Mark Shaw,             1977            Mr. Shaw has been actively engaged in
age 57                                 the Registrant's business since 1963.
				       He has been Executive Vice President
				       since July 15, 1977, and manages the
				       Registrant's book and journal
				       publication program.

Bernard Bressler,      1962            Mr. Bressler has been a practicing
age 68                                 attorney since 1952, and is presently a
				       member of the firm of Bressler, Amery &
				       Ross, P.C. counsel to the Registrant.
				       Mr. Bressler is also a director of
				       Gradco Systems, Inc.

Earl Ubell,            1972            Mr. Ubell is retired.  From September
age 69                                 1978 until August 1995, he was Health
				       and Science Editor of WCBS-TV.  Between
				       August 1976 and September 1978, Mr.
				       Ubell was the Producer of Special Events and Documentaries for NBC News. For more than three years prior to that time, Mr. Ubell was the Director of News of WNBC-TV.

Howard F. Mathiasen,   1978            Mr. Mathiasen is retired. From July 1982
age 58                                 to June 1987 Mr. Mathiasen was Senior
				       Vice President of National Westminster
				       Bank U.S.A. (formerly known as The
				       National Bank of North America).
				       Between June 1979 and July 1982 he was
				       Vice President of that Bank.  Between
				       May 1, 1978 and April 1979, Mr.
				       Mathiasen was Senior Vice President of
				       Nassau Trust Company.  Between January
				       1975 and May 1978, Mr. Mathiasen was
				       Vice President of Chemical Bank.

Israel Gitman,         1995            For the past twenty years, Dr. Gitman
age 56                                 has been a consultant to Fortune 500
				       companies in the development of advanced communications systems and technology and in the formulation of systems strategies. From 1979 to 1994, he was Chairman and President of DVI
				       Communications, Inc., a systems
				       engineering and consulting company that
				       he co-founded.  Prior thereto, he was
				       active in research and development in
				       the areas of computer-communications and artificial intelligence. Dr. Gitman has published widely in scientific and technical journals, and has been a speaker and chairman in national and international conferences.

Nathan A. Tash,       1995             From 1990 through 1992, Mr. Tash, an
age 33                                 attorney, was associated with the law
				       firm of McKenna & Cuneo in Washington,
				       D.C.  From 1993 to the present, he has
				       been engaged in private business,
				       providing legal and investment advice
				       to private clientele regarding real
				       estate matters.

Ghanshyam A. Patel,   --               Mr. Patel has been Treasurer and Chief
age 59                                 Financial Officer of the Registrant
				       since September 29, 1986. Prior to that he was with the accounting firm of Ernst
				       & Whinney (predecessor to Ernst & Young
				       LLP)from April 1970 and served in the
				       capacity of Senior Manager commencing
				       June 1977.


      (c) Nathan Tash is the son of Martin E. Tash, the Company's Chairman and President.

      (d) Dr. Israel Gitman and Nathan Tash, who became directors of the Registrant during the fiscal year ended 1995, each failed to file on a timely basis a Statement of Beneficial Ownership on Form 3, reporting his holdings of Common Stock of the Registrant as of the date he became a director. Each of them subsequently filed the required information on Form 5.

Item 11.  Executive Compensation
	  ----------------------
      (a) Summary Compensation Table. The following table sets forth all compensation awarded to, earned by or paid to the following persons through March 19, 1996 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended December 31, 1995, 1994 and 1993:

(1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended December 31, 1995 required to be disclosed in column (c) and (d) below exceeded $100,000.

		     SUMMARY COMPENSATION TABLE
		     --------------------------
(a)                  (b)       (c)         (d)1           (e)2
Name and                                                All Other
Principal Position   Year     Salary ($)   Bonus ($)    Compensation ($)
------------------   ----     ----------   ---------    ----------------

Martin E. Tash       1995    320,000       428,050       27,435
Chairman of the      1994    305,000       353,525       27,657
Board and President  1993    290,000       295,400       30,000
(Chief Executive
(Officer)

Mark Shaw            1995    320,000       305,750       27,435
Executive Vice       1994    305,000       252,375       27,657
President            1993    290,000       211,000       30,000

Ghanshyam A. Patel   1995    150,000        48,000       25,308
Treasurer and Chief  1994    143,000        40,000       23,173
Financial Officer    1993    136,000        33,000       22,868

Footnotes to Summary Compensation Table
---------------------------------------

1Represents amounts paid to the named executive officer, for the applicable fiscal year, under the Registrant's Incentive Compensation Plan. For each fiscal year an amount equal to 5% of the Registrant's Income from Operations as reported in the Registrant's year-end financial statements (together with, when applicable, 5% of the excess of cumulative Investment Profit over cumulative Investment Loss) is distributed to key employees. Thirty-five percent of such amount is distributed to the chief executive officer and 25% is distributed to the next senior officer. The balance of such amount is distributed as determined by the chief executive officer. Since there was Investment Profit (as defined) in 1993, 1994 and 1995, the amount of such Profit was added to Income from Operations for the purpose of calculating incentive compensation for each of such years.

2Represents amount of contribution made to or accrued for the account of the named executive officer, in respect of the applicable fiscal year, in the Registrant's Profit Sharing Plan (a defined contribution plan qualified under the Internal Revenue Code). The Plan is maintained for all full-time employees who have completed certain minimum periods of service. The Registrant contributes to the Plan specified amounts based upon its after tax income as a percentage of gross revenue. The Registrant's contribution to the Plan for each employee is determined by his salary level and length of service. Contributions are invested by the Plan Trustee in stock of the Registrant and/ or in a variety of other investment options, depending upon the employee's election. Interests in the Plan become vested to the extent of 20% after three years of service and vest at the rate of an additional 20% for each year of service thereafter and in any event become 100% vested at death or at the "normal retirement age" of 55 as specified in the Plan. Each employee (or his beneficiary) is entitled to receive the value of his vested interest upon his death or retirement. He may also receive the value of such interest upon prior termination of his services with the Registrant, or if he elects at any time to withdraw his interest. The interests of Messrs. Tash, Shaw and Patel are fully vested.

	 The aggregate contributions made or accrued by the Registrant through the end of fiscal 1995 for Messrs. Tash, Shaw and Patel under this Plan are $460,742, $480,617 and $158,175, respectively; these contributions have been invested in the manner set forth above, and (as to Mr. Shaw) a portion of the investments was transferred from the Plan into a private profit sharing plan of which Mr. Shaw is the beneficiary.

	      (b)  Compensation of Directors.
		   -------------------------

	      Directors fees for Dr. Israel Gitman and Messrs. Earl Ubell, Howard F. Mathiasen and Nathan Tash are currently at the rate of $11,000 per annum each. Directors of the Registrant who are also officers of the Registrant receive no additional compensation for their services as directors.

	      (c) Termination of Employment and Change of Control Arrangements Regarding Named Executive Officers.
		   ------------------------------------------------------------

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

	      (d)  Indemnification Agreements.
		   --------------------------

	      In September 1987, the Registrant's liability insurance for its directors and officers expired and was not renewed due to the significantly increased cost. In light of this development, and to provide increased protection, the Registrant's By-Laws were amended on November 18, 1987 to require the Registrant to advance expenses of directors or officers in defending a civil or criminal action as such expenses are incurred, subject to certain conditions. Furthermore, on that date the Registrant entered into a contract with each person then holding a position as a director or executive officer, requiring indemnification for expenses, judgments, fines and amounts paid in settlement, in accordance with the By-Laws as amended, or any future By-Laws which provide greater indemnification. On December 14, 1993, the Registrant entered into a substantially identical contract with an officer of one of its subsidiaries. The Registrant has also agreed to indemnify Israel Gitman and Nathan Tash (who became directors on June 23, 1995) in the same manner.

	      The present By-Laws provide for indemnification of directors and officers, in connection with claims arising from service to the Registrant, or to another entity at Registrant's request, except where it would be prohibited under applicable law.

	      (e)  Compensation Committee Interlocks and Insider Participation
		   -----------------------------------------------------------

	      The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended December 31, 1995, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Mark Shaw and Bernard Bressler (who are members of the Board).

	      During the fiscal year ended December 31, 1995, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Gradco Systems, Inc. ("Gradco"). Gradco has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Gradco and is the only such executive officer who also served on Registrant's Board. Bernard Bressler (Secretary and a director of Registrant) is an officer and director of Gradco, but he is not an executive officer of either entity.

	      During the period since January 1, 1995, there were no transactions between the Registrant and Gradco of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management
	 --------------------------------------------------------------

	      (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of March 19, 1996, based on 3,941,523 shares of Common Stock, $.10 par value, outstanding as of such date.

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
$.10 par value   233 Spring Street          shares(1)    10.7%
		 New York, NY  10013

		 Arlene S. Tash             298,229
		 17049 Northway Circle      shares(2)     7.6%
		 Boca Raton, FL 33496

		 Southeastern Asset         321,000
		 Management, Inc.           shares(3)     8.2%
		 860 Ridgelake Boulevard
		 Memphis, TN 38120

		 Quest Advisory Corp.       324,550
		 and Quest Management       shares(4)     8.2%
		 Company as a Group
		 1414 Avenue of the Americas
		 New York, NY 10019

		 Mellon Bank Corporation,   279,598       7.1%
		 One Mellon Bank Center     shares(5)
		 Pittsburgh, PA 15258

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

(3)      Number of shares as shown in beneficial owner's Amendment No. 4 to
	 Schedule 13G dated January 31, 1996, filed with the Securities and Exchange Commission, reporting ownership as of December 31, 1995. According to such Schedule 13G, Southeastern Asset Management, Inc.
	 is an Investment Adviser registered under the Investment Advisers Act of 1940. It has sole voting and dispositive power as to 211,000 of the shares shown, and shared voting and dispositive power as to 110,000 of said shares. According to the Schedule 13G, all of the aforesaid securities "are owned legally by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Southeastern is the beneficial owner of any of [such] securities." The Schedule 13G was also filed by O. Mason Hawkins, Chairman of the Board and President of Southeastern "in the event he could be deemed to be a controlling person of that firm as the result of his official position with or ownership of its voting securities. The existence of such control is expressly disclaimed. Mr. Hawkins does not own directly or indirectly any securities covered by this statement for his own account. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Mr. Hawkins is the beneficial owner of any of the securities covered by this statement." The Schedule 13G reflects that Mr. Hawkins has voting or dispositive power as to none of the Registrant's shares.

(4)      Number of shares as shown in beneficial owner's Amendment No. 3 to
	 Schedule 13G dated February 14, 1996, reporting ownership as of December 31, 1995. According to such Schedule 13G, each of Quest Advisory Corp. ("Quest") and Quest Management Company ("QMC") is an Investment Adviser registered under the Investment Advisers Act of 1940. Quest has sole voting and dispositive power as to 301,050 of the shares shown above, representing 7.6% of the outstanding Common Stock, and QMC has sole voting and dispositive power as to 23,500 of the shares shown above, representing .6% of the outstanding Common Stock. The Schedule 13G also includes Charles M. Royce as part of the Group and indicates that he may be deemed to be a controlling person of Quest and QMC, and as such may be deemed to beneficially own the shares of the Registrant beneficially owned by Quest and QMC. Mr. Royce owns no shares of the Registrant outside of Quest and QMC and has disclaimed beneficial ownership of the shares reported above.

(5) According to Amendment No. 1 to Schedule 13G dated January 22, 1996, the Dreyfus Trust Company, a wholly-owned subsidiary of Mellon Bank Corporation, as trustee of the Registrant's Profit Sharing Plan (the "Plan"), was the record owner of 258,598 shares of the Registrant's Common Stock as of December 31, 1995. Each employee participating in the Plan is entitled to instruct the Trustee as to the voting and disposition of all shares of Common Stock allocated to the employee's account. To the extent that the voting right is not exercised or shares are held by the Trustee which are not allocated to participant accounts, the Trustee votes these shares in the same proportion as those shares for which the Trustee receives voting instructions from employees. Mellon Bank Corporation (including shares held by its subsidiaries) reported that, excluding Plan shares, it held an aggregate of 21,000 other shares of Common Stock of the Company, as to which such entities had sole or shared voting and dispositive power.

	      (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each nominee for director, each of the executive officers named in the Summary Compensation table in item 11, Executive Compensation, and all executive officers and directors as a group (8 persons), as of March 19, 1996.

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
$.10 par value   233 Spring Street      shares (1)    10.7%
		 New York, NY 10013

		 Mark Shaw               80,667
		 233 Spring Street       shares (2)    2.0%
		 New York, NY  10013

		 Earl Ubell               1,000
		 WCBS-TV                  shares         *
		 114 West 27th Street
		 New York, NY  10001

		 Howard F. Mathiasen     28,125
		 10276 Totem Run         shares          *
		 Littleton, CO 80125

		 Bernard Bressler        12,809
		 Bressler, Amery &       shares (3)      *
		 Ross, P.C.
		 17 State Street
		 New York, NY  10004

		 Israel Gitman              500          *
		 12 West 72nd Street     shares
		 New York, NY 10023

		 Nathan Tash              --
		 3303 Pine Heights
		 Drive N.E.
		 Atlanta, GA 30324

		 Ghanshyam A. Patel      10,204          *
		 233 Spring Street       shares(4)
		 New York, NY 10013

		 All Executive          556,707        14.1%
		 Officers and Directors shares
		 shares as a Group
		 (comprising the 8
		 persons shown above)

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

(4) Includes 4,854 shares held by the Registrant's Profit Sharing Plan, as to which Mr. Patel has sole voting and dispositive power. As to the balance of 5,350 shares, Mr. Patel shares voting and dispositive power with his wife.


Item 13.  Certain Relationships and Related Transactions
	  ----------------------------------------------

	  Bernard Bressler, Secretary and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1995 fiscal year, the Registrant paid legal fees of $103,699, to such firm.

				  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
	 ---------------------------------------------------------------

	      (a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

	      (b)  8-K reports - None.

	      (c)  Exhibits -

		   3.1 Certificate of Incorporation of the Registrant has been filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.(1)

		   3.2 (a) By-Laws of the Registrant, as amended November 18, 1987, have been filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.(1)

			(b) Section 2.1 of By-Laws, as amended March 10, 1995, has been filed as Exhibit 3.2(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.(1)

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

			       (iii) J.S. Canner & Company, Inc.
				     (Massachusetts)

			       (iv)  Plenum International Sales
				     Corporation (Virgin Islands)

			       (v)   IFI/Plenum Data Corporation
				     (Delaware)

			       (vi)  Human Sciences Press, Inc.
				     (Delaware)

		     27 Financial Data Schedule - filed herewith
------------------------------------------------------------------------------
	 (1)Not filed with this report but incorporated by reference herein.

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

   Dated:  March 28, 1996


	  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Martin E. Tash
   ----------------
   Martin E. Tash
   Chairman of the Board of Directors and
   President (Principal Executive Officer)

   Dated:  March 28, 1996


By: /s/ Mark Shaw
   ---------------------
   Mark Shaw
   Executive Vice President and
   a Director

   Dated:  March 28, 1996

By: /s/ Ghanshyam A. Patel
   ---------------------
   Ghanshyam A. Patel
   Treasurer and Chief Financial Officer
   (Principal Financial and Accounting
   Officer)

   Dated:  March 28, 1996


By: /s/ Bernard Bressler
   ---------------------
   Bernard Bressler
   Secretary and a Director

   Dated:  March 28, 1996


By: /s/ Earl Ubell
   ---------------------
   Earl Ubell
   Director

   Dated:  March 28, 1996


By: /s/ Howard F. Mathiasen
   ---------------------
   Howard F. Mathiasen
   Director

   Dated:  March 28, 1996


By: /s/ Israel Gitman
   ---------------------
   Israel Gitman
   Director

   Dated:  March 28, 1996


By: /s/ Nathan Tash
   ---------------------
   Nathan Tash
   Director

   Dated:  March 28, 1996

			Plenum Publishing Corporation
			  and Subsidiary Companies

		       Form 10-K Item 14(a)(1) and (2)

			Index to Financial Statements
		      and Financial Statement Schedule



The following consolidated financial statements of Plenum Publishing Corporation and subsidiary companies are included in Item 8:

Report of Independent Auditors                                      S-  1
Consolidated Balance Sheets-December 31, 1995 and 1994              S-  2
Consolidated Statements of Income-Years ended
December 31, 1995, 1994 and 1993                                    S-  4
Consolidated Statements of Stockholders' Equity-Years ended
December 31, 1995, 1994 and 1993                                    S-  6
Consolidated Statements of Cash Flows-Years ended
December 31, 1995, 1994 and 1993                                    S-  7
Notes to Consolidated Financial Statements                          S-  9


The following consolidated financial statement schedule of Plenum Publishing
 Corporation and subsidiary companies is included in Item 14(d):

Schedule:

II      Valuation and Qualifying Accounts                           S- 23


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

			Report of Independent Auditors

Stockholders and Board of Directors
Plenum Publishing Corporation

We have audited the accompanying consolidated balance sheets of Plenum Publishing Corporation and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Publishing Corporation and subsidiary companies at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




March 19, 1996

			Plenum Publishing Corporation
			   and Subsidiary Companies

			 Consolidated Balance Sheets

										December 31
									1995           1994
									----           -----
Assets
Current assets:
  Cash and cash equivalents ($39,326,264 and $30,981,399)
   in 1995 and 1994                                                   $ 40,093,105    $ 31,775,618
  Marketable securities, at aggregate market value (Note 11)            26,273,263      24,290,875
  Interest and dividends receivable                                        258,347         154,654
  Receivables-substantially all trade, net of allowances for doubtful accounts ($125,000 and $181,000) and sales returns
   ($810,000 and $740,000) in 1995 and 1994                              5,644,095       6,018,648
  Inventories (Note 4)                                                   3,492,326       3,636,301
  Deferred income tax benefits (Note 7)                                  1,213,526       2,074,818
								      -------------   -------------
Total current assets                                                    76,974,662      67,950,914
								      -------------   -------------

Costs applicable to deferred subscription income                           556,219         720,370
								      -------------   -------------

Property, plant and equipment, at cost:
  Land                                                                     690,000         690,000
  Building, net of accumulated depreciation of $535,786 and $433,306     2,997,991       3,100,471
  Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization of $682,192 and
    $882,829                                                               281,769         384,219
  Plate costs, net of accumulated depreciation of $4,344,770 and
    $4,634,308                                                           3,206,973       3,246,892
								      -------------   -------------
									 7,176,733       7,421,582
								      -------------   -------------

Deferred income taxes (Note 7)                                             450,544         863,128
								      -------------   -------------


Deferred charges and other assets:
  Cost of subscription lists of Human Sciences Press and Agathon journals, net of accumulated amortization of $1,984,240 and
    $1,708,970                                                           2,718,325       2,993,595
  Royalties                                                              1,581,130       1,755,394
  Investment in Gradco Systems, Inc. (Note 5)                            2,376,119       2,074,829
  Other                                                                    278,303         277,813
								      -------------   -------------
									 6,953,877       7,101,631
								      -------------   -------------
Excess of cost of assets acquired over book amount thereof, net
  of accumulated amortization of $222,371 and $1,283,309 (Note 3)          133,270         855,541
								      -------------   -------------
Total assets                                                          $ 92,245,305    $ 84,913,166
								      =============   =============


Liabilities and stockholders' equity
Current liabilities:
  Due to customers                                                    $    552,298    $    451,231
  Accounts payable                                                       2,552,396       1,792,874
  Income taxes payable                                                   1,712,659       2,145,872
  Royalties payable                                                      2,642,191       2,911,685
  Other accrued expenses and sundry liabilities (Notes 9 and 10)         4,117,180       4,819,105
  Dividends payable                                                      1,143,042       1,127,726
								      -------------   -------------
Total current liabilities                                               12,719,766      13,248,493

Deferred subscription income                                            24,539,497      26,333,855
								      -------------   -------------
Total liabilities                                                       37,259,263      39,582,348
								      -------------   -------------

Commitments and contingencies (Notes 8, 9, 13 and 14)

Stockholders' equity:
  Preferred Stock, par value $1 per share: authorized-
    1,000,000 shares; none issued
  Common Stock, par value $.10 per share: authorized-
    12,000,000 shares, issued-5,847,241 shares                             584,724         584,724
  Paid-in additional capital                                             3,951,526       3,951,526
  Retained earnings                                                     94,927,495      83,983,599
								      -------------   -------------
									99,463,745      88,519,849
  Less 1,905,718 and 1,862,983 shares of Common Stock
    held in treasury-at cost                                            44,477,703      43,189,031
								      -------------   -------------
Total stockholders' equity                                              54,986,042      45,330,818
								      -------------   -------------
Total liabilities and stockholders' equity                            $ 92,245,305    $ 84,913,166
								      =============   =============


See accompanying notes.

			   Plenum Publishing Corporation
			     and Subsidiary Companies

			Consolidated Statements of Income


									   Year ended December 31
								1995             1994 (a)        1993 (a)
							      -------------   -------------    -------------
Subscriptions, books, outside journals and other sales, net   $ 52,229,671    $ 51,357,893     $ 52,891,694
							      -------------   -------------    -------------
Costs and expenses:
  Cost of sales                                                 21,236,836       20,957,751      21,430,229
  Royalties (Note 13)                                            4,141,404        4,257,729       4,659,246
  Selling, general and administrative expenses                  10,745,276       10,408,969      10,801,608
							      -------------   --------------   -------------
								36,123,516       35,624,449      36,891,083
							      -------------   --------------   -------------
Income from operations                                          16,106,155       15,733,444      16,000,611

Investment income and other:
  Dividend income                                                  377,698        1,592,837       2,136,989
  Interest income                                                1,996,434          441,009         544,290
  Net realized gain on sales of marketable securities            3,229,729            2,160         801,387
  Net unrealized gain (loss) on marketable securities            3,868,361        2,523,173      (1,713,197)
  Equity in net income of Gradco Systems, Inc. (Note 5)            301,290          102,986           4,565
  Interest expense                                                       -          (20,320)       (998,060)
  Other investment related expenses                               (648,616)        (412,477)       (239,936)
							      -------------   --------------   -------------
Income from continuing operations before income taxes           25,231,051       19,962,812      16,536,649
Income taxes (Note 7)                                            9,584,000        7,353,000       5,781,000
							      -------------   --------------   -------------
Income from continuing operations                               15,647,051       12,609,812      10,755,649
							      -------------   --------------   -------------


Discontinued operations (Note 3):
  (Loss) income, net of income tax (benefit) of
    ($600,000), $113,000 and $155,000                              (46,192)         109,306         173,058
  Estimated loss on disposal, net of income tax
    benefit of $45,300                                             (84,055)               -               -
							      -------------   --------------   -------------
  (Loss) income from discontinued operations                      (130,247)         109,306         173,058
							      -------------   --------------   -------------
Income before extraordinary items                               15,516,804       12,719,118      10,928,707

Extraordinary items (Note 6):
  Gain on repurchase of 6-1/2% Convertible Subordinated
    Debentures due April 15, 2007, less applicable income
    taxes of $2,400                                                      -                -           3,656
  Loss from early retirement of 6-1/2% Convertible
    Subordinated Debentures due April 15, 2007, net of
    income tax benefit of $674,900                                       -                -      (1,323,450)
							      -------------   --------------   -------------
Extraordinary loss                                                       -                -      (1,319,794)
							      -------------   --------------   -------------
Net income                                                    $ 15,516,804     $ 12,719,118    $  9,608,913
							      =============   ==============   =============


Per share of Common Stock-primary (Note 10):
  Income from continuing operations                           $       3.96     $       2.84    $       2.33
  (Loss) income from discontinued operations                         (0.03)             .03             .04
  Extraordinary loss                                                     -                -            (.29)
							      -------------   --------------   -------------
Net income                                                    $       3.93     $       2.87    $       2.08
							      =============   ==============   =============

Per share of Common Stock-fully diluted (Note 10):
  Income from continuing operations                                                            $       2.27
  (Loss) income from discontinued operations                                                            .03
  Extraordinary loss                                                                                   (.26)
											       -------------
Net income                                                                                     $       2.04
											       =============


(a) Certain amounts of 1994 and 1993 have been reclassified from continuing operations to discontinued operations to conform to the 1995 presentation (Notes 3 and 12).

See accompanying notes.

					     Plenum Publishing Corporation
					       and Subsidiary Companies

				     Consolidated Statements of Stockholders' Equity


					      Common Stock Issued     Paid-In                                          Total
					      -------------------
							    Par      Additional    Retained      Treasury Stock      Stockholders'
												 --------------
						  Shares    Value     Capital      Earnings    Shares      Cost        Equity
					      ------------------------------------------------------------------------------------
Balance at December 31, 1992                    5,844,681  $584,468  $3,871,782  $71,520,740  1,217,661  $25,818,732  $50,158,258
  Net income for the year ended December
    31, 1993                                            -         -           -    9,608,913          -            -    9,608,913
  Dividend declared, $1.08 a share                      -         -           -   (4,964,225)         -            -   (4,964,225)
  Acquisition of Common Stock for treasury              -         -           -            -    113,775    2,652,209   (2,652,209)
  Conversion of 6-1/2% Convertible Subordinated
    Debentures into shares of Common Stock          2,560       256      79,744            -          -            -       80,000
					       ----------- --------- ----------- ------------ ---------- ------------ ------------
Balance at December 31, 1993                    5,847,241   584,724   3,951,526   76,165,428  1,331,436   28,470,941   52,230,737
  Net income for the year ended December
    31, 1994                                            -         -           -   12,719,118          -            -   12,719,118
  Dividend declared, $1.12 a share                      -         -           -   (4,900,947)         -            -   (4,900,947)
  Acquisition of Common Stock for treasury              -         -           -            -    531,547   14,718,090  (14,718,090)
					       ----------- --------- ----------- ------------ ---------- ------------ ------------
Balance at December 31, 1994                    5,847,241   584,724   3,951,526   83,983,599  1,862,983   43,189,031   45,330,818
  Net income for the year ended December
    31, 1995                                            -         -           -   15,516,804          -            -   15,516,804
  Dividend declared, $1.16 a share                      -         -           -   (4,572,908)         -            -   (4,572,908)
  Acquisition of Common Stock for treasury              -         -           -            -     42,735    1,288,672   (1,288,672)
					       ----------- --------- ----------- ------------ ---------- ------------ ------------
Balance at December 31, 1995                    5,847,241  $584,724  $3,951,526   94,927,495  1,905,718  $44,477,703  $54,986,042
					       =========== ========= =========== ============ ========== ============ ============


See accompanying notes.

				    Plenum Publishing Corporation
					and Subsidiary Companies

				Consolidated Statements of Cash Flows


								    Year ended December 31
							    1995            1994            1993
							---------------------------------------------
Cash flows from operating activities
Net income                                              $ 15,516,804    $ 12,719,118    $ 9,608,913
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation of plate costs                           1,465,390       1,620,375      1,802,526
     Depreciation and amortization of building,
      furniture, fixtures, equipment and leasehold
      improvements                                           294,634         313,233        320,158
     Amortization of deferred charges and excess
      of cost of assets acquired over book amount
      thereof                                              2,801,351       2,626,442      2,461,451
     Net realized gain on sales of marketable
      securities                                          (3,229,729)         (2,160)      (801,387)
     Net unrealized (gain) loss on marketable
      securities                                          (3,868,361)     (2,523,173)     1,713,197
     Purchase of marketable securities                   (14,949,402)    (30,183,628)   (23,389,658)
     Proceeds from sale of marketable securities          20,065,104      57,243,299     24,326,944
     Equity in net income of Gradco Systems, Inc.           (301,290)       (102,986)        (4,565)
     Extraordinary loss, net of income taxes                       -               -      1,319,794
     Decrease (increase) in deferred income
      tax benefits                                         1,273,876       1,063,054     (1,141,279)
     Changes in operating assets and liabilities:
      Decrease (increase) in:
	Receivables                                          270,860       2,749,346     (3,125,394)
	Advance under the Distribution Agreement                   -         750,000       (750,000)
	Inventories                                          143,975         542,884        306,510
	Other assets                                      (1,630,036)     (1,983,242)    (2,000,985)
     Increase (decrease) in:
	Due to customers, accounts payable,
	 royalties payable, accrued expenses and
	 sundry liabilities                                  820,045       1,226,688       (165,240)
	Income taxes payable                                (433,213)        (38,925)     1,048,636
     Deferred subscription income and costs applicable
      thereto-net                                         (1,630,207)      1,118,408        113,726
							---------------------------------------------
Net cash provided by operating activities                 16,609,801      47,138,733     11,643,347
							---------------------------------------------
Cash flows from investing activities
Additions to plate costs                                $ (1,425,471)   $ (1,473,350)   $(1,821,035)
Additions to furniture, fixtures, equipment
  and leasehold improvements                                 (89,704)       (140,122)      (200,654)
Proceeds from sale and redemption of U.S.
  Government securities                                            -               -     32,858,033
							---------------------------------------------
Net cash (used in) provided by investing
  activities                                              (1,515,175)     (1,613,472)    30,836,344
							---------------------------------------------

Cash flows from financing activities
Repurchase of 6-1/2% Convertible Subordinated
  Debentures                                                       -               -    (41,755,663)
Acquisition of treasury stock                             (2,219,547)    (13,787,215)    (2,652,209)
Dividends paid                                            (4,557,592)     (4,992,488)    (3,744,958)
							---------------------------------------------
Net cash used in financing activities                     (6,777,139)    (18,779,703)   (48,152,830)

							---------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                              8,317,487      26,745,558     (5,673,139)
Cash and cash equivalents at beginning of year            31,775,618       5,030,060     10,703,199
							---------------------------------------------
Cash and cash equivalents at end of year                $ 40,093,105    $ 31,775,618    $ 5,030,060
							=============================================

Acquisition of treasury stock is net of $930,875 payable at December 31, 1994 (see Note 10).

See accompanying notes.

 1. Summary of Significant Accounting Policies

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

The Company and its subsidiaries are engaged in the publishing and distribution of advanced scientific and technical materials in the United States and in foreign countries. Export sales aggregated approximately $22,493,000 (1995), $20,590,000 (1994) and $23,217,000 (1993).

Inventories
-----------
Inventories are stated at the lower of cost (principally average cost or specific invoice cost) or market (based on selling market).

Use of Estimates
----------------
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The excess of cost of assets acquired over book amount thereof (which arose in connection with various acquisitions by the Company in prior years, other than Gradco Systems, Inc.) is being amortized by the straight-line method principally over 40 years.

The cost of the subscription lists of Human Sciences Press and Agathon journals is being amortized by the straight-line method over estimated useful lives ranging from 12 to 20 years.

Other assets include the cost of rights to produce and distribute certain journals, which is being amortized by the straight-line method, primarily over a period of 15 years.

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

Cash Equivalents and Supplemental Cash Flow Information
-------------------------------------------------------
The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1995, the Company had time deposits, commercial paper and money market accounts totalling approximately $39,326,000 substantially on deposit with three financial institutions. As of December 31, 1994, the Company had time deposits, commercial paper and money market accounts of approximately $30,981,000 on deposit with three financial institutions.

At December 31, 1995 and 1994, cash equivalents included commercial paper totaling $38,000,000 and $20,500,000, respectively. The commercial paper is held to maturity and, as such, it is recorded at amortized cost which approximates fair value.

The Company paid income taxes in 1995, 1994 and 1993 of approximately $8,098,000, $6,442,000 and $6,029,000, respectively. In addition, the Company paid interest in 1994 and 1993 of approximately $20,000 and $1,565,000, respectively.

2. Accounting Changes

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

3. Discontinued Operations

In December 1995, the Company's Board of Directors adopted a plan to discontinue its wholly-owned subsidiary, J.S. Canner & Company, Inc. ("Canner") effective October 1996. Canner is engaged in the purchase and sale of back issue periodicals to libraries, universities, colleges and other users. Loss from discontinued operations in 1995 includes the write-off of Canner's unamortized intangible assets of $89,284, net of applicable income tax benefit of $624,000. The remaining assets and liabilities of Canner at December 31, 1995 are not material to the consolidated financial statements.

4. Inventories

Inventories at December 31 are comprised of:

					   1995           1994
				       ----------------------------
Finished publications                    $3,033,329      $3,164,658
Work in process                             458,997         471,643
				       ----------------------------
					 $3,492,326      $3,636,301
				       ============================

5. Investment in Gradco Systems, Inc.

As of December 31, 1995 and 1994, the Company owned 913,000 common shares of Gradco Systems, Inc. ("Gradco"), a company engaged in the development and marketing of photocopier machine technology, representing approximately 11.7% of its outstanding common stock. Gradco stock is publicly traded on the NASDAQ National Market System. The aggregate market value of this investment as of December 31, 1995 and 1994 amounted to approximately $2,111,000 and $3,196,000, respectively.

Selected financial data of Gradco as of and for the 12 months ended December 31, 1995, 1994 and 1993 is as follows and has been extracted from unaudited financial information as filed by Gradco with the Securities and Exchange Commission (in thousands):

						  1995     1994      1993
					     -------------------------------
Balance sheet data
Total assets                                   $58,957    $54,800    $38,863
Working capital                                 18,032     12,744      9,147
Noncurrent liabilities,
  including minority interest and excluding
  current installments                          17,988     17,689     15,669
Shareholders' equity                            15,715     12,477      9,767

Statement of operations data
Net revenues                                   101,069     71,458     55,773
Net income                                       2,576        878        233

The President and Chairman of the Board of the Company, Mr. Martin E. Tash, is also the President and Chairman of the Board of Gradco.

6. Long-Term Debt

Long-term debt at January 1, 1993 consisted of 6-1/2% Convertible Subordinated Debentures (the "Debentures") due April 15, 2007. The Debentures were issued in April and May 1987.

In 1993, the Company purchased Debentures in the principal amount of $1,149,000 for an aggregate cost (including the write-off of related deferred issuance costs of approximately $28,000) of approximately $1,143,000.

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

7. Income Taxes

Income taxes for the years ended December 31 consist of the following:

						  1995
			       -------------------------------------------
			       Current          Deferred          Total
			       -------------------------------------------
Federal                        $6,680,477     $   902,523      $7,583,000
State and local                 1,629,647         371,353       2,001,000
			       -------------------------------------------
			       $8,310,124     $ 1,273,876      $9,584,000
			       ===========================================

						  1994
			       -------------------------------------------
			       Current          Deferred          Total
			       -------------------------------------------

Federal                        $4,800,664     $   838,336      $5,639,000
State and local                 1,489,282         224,718       1,714,000
			       -------------------------------------------
			       $6,289,946     $ 1,063,054      $7,353,000
			       ===========================================

						  1993
			       -------------------------------------------
			       Current          Deferred          Total
			       -------------------------------------------
Federal                        $5,307,809     $  (874,809)     $4,433,000
State and local                 1,614,470        (266,470)      1,348,000
			       -------------------------------------------
			       $6,922,279     $(1,141,279)     $5,781,000
			       ===========================================

Deferred income taxes result from the recognition of the income tax effect of timing differences in reporting transactions for financial and tax purposes. A description of the differences and the related tax effect follows:

					     1995       1994       1993
					------------------------------------
Valuation of inventories                $  (95,869)  $ (129,727)  $  (337,711)
Depreciation                               412,584      207,181       (77,000)
Allowance for doubtful accounts, etc.       26,100      (45,100)      (26,768)
Adjustments applicable to net
unrealized gains (losses)                1,555,100    1,030,700      (699,800)
Intangibles related to discontinued
operations                                (624,039)           -             -
					--------------------------------------
					$1,273,876   $1,063,054   $(1,141,279)
					======================================

Significant components of the Company's deferred tax assets as of December 31 are as follows:

					     1995       1994
					--------------------------

Valuation of inventories                $2,343,307   $2,247,438
Depreciation                               450,544      863,128
Allowance for doubtful accounts, etc.      132,180      158,280
Net unrealized gains                    (1,886,000)    (330,900)
Intangibles related to discontinued
operations                                 624,039            -
Equity in losses of Gradco               1,856,000    1,962,400
					--------------------------
Total deferred tax assets                3,520,070    4,900,346
Valuation allowance                     (1,856,000)  (1,962,400)
					--------------------------
Net deferred tax assets                 $1,664,070   $2,937,946
					==========================

The Company has recorded a valuation allowance for the entire value of the deferred tax asset attributable to the equity in losses of Gradco, since management believes the realization of such asset is not reasonably assured. The change in the valuation allowance in 1995, 1994 and 1993 was $(106,400), $(36,000) and $(1,600), respectively.

A reconciliation of the computed "expected" tax expense at the Federal statutory rate and the actual tax expense for the years shown below is as follows:

						      1995                      1994                     1993
			       -----------------------------------------------------------------------------------------
							      % of                    % of                      % of
							      Income                  Income                    Income
							      Before                  Before                    Before
							      Income                  Income                    Income
						 Amount       Taxes      Amount       Taxes       Amount        Taxes

			       -----------------------------------------------------------------------------------------
Computed "expected" tax expense                 $8,830,900     35.0%    $6,987,000     35.0%     $5,787,800      35.0%
Increases (reductions) in tax resulting from:
  State and city income taxes, net of Federal
     income tax benefit                          1,300,700      5.2      1,114,000      5.6         876,200       5.3
  Nontaxable portion of dividend income            (92,500)     (.4)      (390,200)    (2.0)       (523,600)     (3.2)
  Foreign Sales Corporation income taxed
     at a lower rate                              (363,000)    (1.4)      (363,000)    (1.8)       (363,000)     (2.2)
  Equity in net income of Gradco Systems, Inc.
     not recognized as deferred tax benefits      (106,400)     (.5)       (36,000)     (.2)         (1,600)        -
  Miscellaneous-net                                 14,300       .1         41,200       .2           5,200        .1
			       -----------------------------------------------------------------------------------------
Actual tax expense                              $9,584,000     38.0%    $7,353,000     36.8%     $5,781,000       35.0%
			       =========================================================================================

8. Leases

The Company leases certain real properties. Certain leases provide for the payment of real estate taxes and escalation of rentals based on increases in real estate taxes.

Rental expense for the years ended December 31 is as follows:

			     1995                   $  769,000
			     1994                      737,000
			     1993                      758,000

Approximate future minimum rentals under all noncancelable operating leases for real property at December 31, 1995 are as follows:

			     1996                   $  460,000
			     1997                      301,000
			     1998                      289,000
			     1999                      295,000
			     2000                      301,000
			     Subsequent to 2000      2,052,000
						    ----------
						    $3,698,000
						    ==========

9. Profit Sharing and Incentive Compensation Plans

The Company has a profit sharing plan for its employees which provides for annual contributions based upon the Company's net income as a percentage of gross revenue and the employees' salary level and length of service. Such contributions, which are placed in a trust fund, are invested at the employees' discretion. Contributions under the plan aggregated approximately $1,096,000 (1995), $1,032,000 (1994) and $1,121,000 (1993). Other accrued expenses and sundry liabilities include accrued contributions under the plan of $1,096,000 (1995) and $1,032,000 (1994).

The Company has an incentive compensation plan for executive officers and key employees of the Company providing for 5% of the Company's income from operations to be distributed (as provided) to participants of the plan. In addition to the amounts payable as set forth above, since there was investment income (as defined) in 1993, 1994 and 1995, the amount of such income was added to income from operations for the purpose of calculating incentive compensation for 1993, 1994 and 1995. Distributions under the plan aggregated $1,223,000 (1995), $1,009,500 (1994) and $844,000 (1993). Other accrued expenses and sundry liabilities include accrued incentive compensation of $908,000 (1995) and $879,500 (1994).

The Company has the right to change, modify or terminate the above plans at any time.

10. Per Share Amounts

Primary net income per share of Common Stock is computed on the basis of weighted average number of common shares outstanding (3,945,629 (1995), 4,435,831 (1994) and 4,607,458 (1993)).

Amounts per share of Common Stock assuming full dilution are computed on the basis of the weighted average number of shares set forth in the preceding paragraph adjusted for shares issuable upon conversion of the Convertible Subordinated Debentures, after elimination from net income of related debt expense thereon, less applicable income taxes. The number of shares used in this computation is 5,003,791 (1993).

Other accrued expenses and sundry liabilities at December 31, 1994 include $930,875 payable for the acquisition of 31,000 shares of the Company's Common Stock for treasury.

11. Marketable Securities

The Company's portfolio of marketable securities is substantially invested in a limited number of issuers, operating principally in the pharmaceutical and communications industries at December 31, 1995 and 1994. At December 31, 1995 and 1994, the market value of the Company's largest holding (invested in a company operating in the pharmaceutical industry) was $8,436,000 and $11,268,000 at December 31, 1995 and 1994, respectively.

12. Quarterly Financial Information (Unaudited)

	    Subscriptions           Income (Loss)             Net Income Per
		 and               from Securities,              Share of
			   Cost     Net of Certain     Net       Common
Quarter      Other Sales   of Sales  Expenses        Income (1)  Stock (1)
-----------------------------------------------------------------------------
1995
First      $13,117,926   $5,518,593   $ 2,817,339   $4,005,796   $1.01
Second      12,637,378    5,370,779     2,298,868    3,713,695     .94
Third       13,487,629    5,245,042     1,946,339    3,917,411     .99
Fourth      12,986,738    5,102,422     2,062,350    3,879,902     .98

1994
First      $13,145,116   $5,554,926   $(3,090,193)  $  613,788   $ .14
Second      12,937,672    5,164,849     2,081,804    3,908,384     .87
Third       12,330,191    4,964,575     3,456,238    4,345,851     .97
Fourth      12,944,914    5,273,401     1,781,519    3,851,095     .90


(1) The 1994 amounts have been reclassified from continuing operations to discontinued operations to conform to the 1995 presentation. Amounts of discontinued operations included in net income and net income per share of common stock are as follows:

			1995                         1994
------------------------------------------------------------------------------
			     Net Income                          Net Income
	     Net Income      Per Share of       Net Income       Per Share of
Quarter        (Loss)        Common Stock        (Loss)          Common Stock
------------------------------------------------------------------------------
First        $  22,226           $ .01            $  60,786            $ .02
Second          15,787            .005               29,654              .01
Third           16,311            .005              (22,439)            (.01)
Fourth        (184,571)           (.05)              41,305              .01
	     -----------------------------------------------------------------
	     $(130,247)          $(.03)           $ 109,306            $ .03
	     =================================================================

13. Distribution Agreement

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

Under the Distribution Agreement, in 1995 MN undertook the publication of the English translations of 14 additional Russian journals, which are promoted and distributed by the Company. In 1996, MN has undertaken the publication of the English translations of five additional Russian journals to be promoted and distributed by the Company. As to each additional journal which is published by MN and distributed by the Company under the Distribution Agreement, the Company will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.

MN may eventually publish the English-language version of 15 additional journals from the Russian Academy of Sciences. Pending various required agreements, the Company continues to translate and publish these journals.

MN intends to translate and publish the above-mentioned journals in Russia. The Company continues its activities in translating, publishing and distributing both the journals subject to the Distribution Agreement until they are published by MN and the 40 English Translation Russian Journals not subject to the Agreement. These activities are undertaken pursuant to the Company's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.

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

In a prior year, the Company was named as a co-defendant in an action brought by former executives of Gradco, seeking compensatory and other damages of a material amount. In April 1995, the litigation was settled by all the plaintiffs. The settlement involved a release of all claims and cross-claims without any payment by any of the parties.

					     Plenum Publishing Corporation
					      and Subsidiary Companies

				      Schedule II-Valuation and Qualifying Accounts


Column A                               Column B         Column C         Column D          Column E
--------------------------------------------------------------------------------------------------------
							Additions
				       Balance          Charged
				       at Beginning     to Costs and                        Balance at
Description                            of Period        Expenses         Deductions         End of Period
--------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts    $181,000       $      30,260       $   86,260 (a)       $125,000
    Allowance for sales returns        $740,000       $   2,790,457       $2,720,457 (b)       $810,000

Year ended December 31, 1994
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts    $179,000       $      14,168       $   12,168 (a)       $181,000
    Allowance for sales returns        $669,000       $   2,774,520       $2,703,520 (b)       $740,000

Year ended December 31, 1993
Allowances deducted from assets
  to which they apply:
    Allowance for doubtful accounts    $187,000       $       6,611       $   14,611 (a)       $179,000
    Allowance for sales returns        $680,000       $   2,908,367       $2,919,367 (b)       $669,000


Notes:
     (a) Uncollectible receivables written off.
     (b) Returns made by customers.

					       Exhibit II
					Plenum Publishing Corporation
					  and Subsidiary Companies

				Computation of Per Share Amounts of Common Stock-
					     Assuming Full Dilution

					  Year ended December 31, 1993

Net income:
 Income from continuing operations                         (1)    $10,755,649

Debt expense, less applicable income tax benefit,
 attributable to conversion of 6-1/2% Convertible
 Subordinated Debentures                                   (2)        567,769
								  ------------

Adjusted income from continuing operations                 (3)     11,323,418
Income from discontinued operations                        (4)        173,058
Extraordinary loss                                         (5)     (1,319,794)
								  ------------
Net income-adjusted for computation of per
 share amounts of common stock-fully diluted   (3)+(4)+(5)=(6)    $10,176,682
								  ============
Shares of Common Stock:
Weighted average number of shares
outstanding during the year                                (7)      4,607,458
Shares issuable upon conversion of 6-1/2%
 Convertible Subordinated Debentures due
 April 15, 2007                                            (8)        396,333
								  ------------
Adjusted number of shares outstanding for
 the purpose of fully diluted computation          (7)+(8)=(9)      5,003,791
								  ============

Per share amounts of Common Stock-fully diluted:
 Income from continuing operations                     (3)/(9)          $2.27
 Income from discontinued operations                   (4)/(9)            .03
 Extraordinary loss                                    (5)/(9)           (.26)
								   -----------
Net income                                             (6)/(9)          $2.04
								   ===========

In 1995 and 1994, there was no dilution in the computation of per share amounts of common stock.