Form 10-Q
period 1996-03-31
PLENUM PUBLISHING CORP
filed 1996-05-15
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Month Period Ended                  Commission File #0-916-3
March 31, 1996

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
                    Yes    X        No
                        -------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  05/ 15 /96:               3,938,856
                                                               ---------

                                  INDEX

         PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
- ------         ---------------------

Item      1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     March 31, 1996 and December 31, 1995                        3

     Condensed consolidated statements of income
     and retained earnings  -- Three months ended
     March 31, 1996 and 1995                                     5

     Condensed consolidated statements of cash
     flows -- Three months ended March 31, 1996
     and 1995                                                    6

     Notes to condensed consolidated financial
     statements  -- March 31, 1996                               7

Item      2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

PART II        OTHER INFORMATION
- -------        -----------------
Item      6.   Exhibits and Reports on Form 8-K                 11


SIGNATURES                                                      12
- ----------

PART  I   -   FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March-31                 December 31
                                                                     ------------              -------------
                                                                         1996                     1995
                                                                         ----                     ----
                                                                     (UNAUDITED)                 (NOTE)
                                                                     ------------              -------------
ASSETS
Current Assets:
   Cash and cash equivalents ($40,659,454 and $39,326,264)           $42,107,468               $40,093,105
   Marketable securities at aggregate market value                    22,415,416                26,273,263
   Interest and dividends receivable                                     150,536                   258,347
   Receivables -- net of allowances of $940,000
       and $935,000                                                    6,205,688                 5,644,095
   Inventories -- Note D                                               3,934,384                 3,492,326
   Deferred income tax benefits                                        1,927,626                 1,213,526
                                                                     ------------              -------------
            Total Current Assets                                      76,741,118                76,974,662
                                                                     ------------              -------------
Costs Applicable to Deferred Subscription Income                         689,541                   556,219
                                                                     ------------              -------------

Property, Plant and Equipment, at cost:
   Land                                                                  690,000                   690,000
   Building, net of accumulated depreciation of
       $561,406 and $535,786                                           2,972,371                 2,997,991
   Furniture, Fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
       of $740,715 and $682,192                                          249,620                   281,769
   Plate costs, net of accumulated depreciation of
       $4,695,028 and $4,344,770                                       3,264,424                 3,206,973
                                                                     ------------              -------------
                                                                       7,176,415                 7,176,733
                                                                     ------------              -------------
Deferred Income Tax                                                      432,244                   450,544
                                                                     ------------              -------------
Deferred Charges and Other Assets:
   Cost of subscription lists of Human Sciences Press
       and Agathon journals, net of accumulated amortization
       of $2,053,055 and $1,984,240                                    2,649,510                 2,718,325
   Royalties                                                           1,502,774                 1,581,130
   Investment in Gradco Systems, Inc                                   2,376,119                 2,376,119
   Other                                                                 881,051                   278,303
                                                                     ------------              -------------
                                                                       7,409,454                 6,953,877
                                                                     ------------              -------------
Excess of Cost of Assets Acquired Over Book Amount
   Thereof, net of accumulated amortization of
   $224,593 and $222,371                                                 131,048                   133,270
                                                                     ------------              -------------
Total Assets                                                         $92,579,820               $92,245,305
                                                                     ============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Due to customers                                                     $570,949                  $552,298
   Accounts payable                                                    2,035,978                 2,552,396
   Income taxes payable                                                3,748,646                 1,712,659
   Royalties payable                                                   2,199,872                 2,642,191
   Other accrued expenses and sundry liabilities                       2,663,451                 4,117,180
   Dividends payable                                                   1,182,457                 1,143,042
                                                                     ------------              -------------
            Total Current Liabilities                                 12,401,353                12,719,766

Deferred Subscription Income                                          23,895,149                24,539,497


                                                                     ------------              -------------
            Total Liabilities                                         36,296,502                37,259,263
                                                                     ------------              -------------

Stockholders' Equity -- Note E
   Preferred Stock, par value $1 per share;
       Authorized - 1,000,000 shares; none issued
   Common Stock, par value $.10 per share;
       Authorized-12,000,000 shares;
       Issued-5,847,241 shares                                           584,724                   584,724
   Paid-in additional capital                                          3,951,526                 3,951,526
   Retained earnings                                                  96,224,771                94,927,495
                                                                     ------------              -------------
                                                                     100,761,021                99,463,745



    Less 1,905,718 shares of Common
        Stock held in treasury - at cost                              44,477,703                44,477,703
                                                                     ------------              -------------

            Total Stockholders' Equity                                56,283,318                54,986,042
                                                                     ------------              -------------
Total Liabilities and Stockholders' Equity                           $92,579,820               $92,245,305
                                                                     ============              =============

Note:   The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.


PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)


                                                                                      Three Months Ended March 31
                                                                                    ------------------------------
                                                                                        1996            1995
                                                                                    --------------   -------------
Income:
   Subscriptions, books, outside journals and other sales, net                       $12,847,602      $13,117,926
                                                                                    --------------   -------------

Costs and Expenses:
   Cost of sales                                                                       5,224,006        5,518,593
   Royalties                                                                             956,329        1,125,441
   Selling, general and administrative expenses                                        2,672,723        2,789,661
                                                                                    --------------   -------------
                                                                                       8,853,058        9,433,695
                                                                                    --------------   -------------
                Income From Operations                                                 3,994,544        3,684,231

Dividend income                                                                          150,870          133,486
Interest income                                                                          639,799          441,345
Net realized gain on sales of marketable securities                                      438,318          768,745
Net unrealized (loss) gain on marketable securities                                   (1,365,145)       1,665,541
Other investment-related expenses                                                        (54,125)        (191,778)
                                                                                    --------------   -------------
                Income from continuing operations before income taxes                  3,804,261        6,501,570
                                                                                    --------------   -------------

Income taxes--Note F:
   Federal                                                                             1,102,000        1,974,000
   State and City                                                                        293,000          544,000
                                                                                    --------------   -------------
                                                                                       1,395,000        2,518,000
                                                                                    --------------   -------------
Income from continuing operations                                                      2,409,261        3,983,570
Income from discontinued operations, net of income tax of $45,000 and $24,000             70,472           22,226
                                                                                    --------------   -------------
                Net Income                                                             2,479,733        4,005,796

Retained earnings - beginning of period                                               94,927,495       83,983,599
                                                                                    --------------   -------------
                                                                                      97,407,228       87,989,395
Cash dividends ($.30 and $.29 a share)                                                 1,182,457        1,143,780
                                                                                    --------------   -------------
Retained earnings - end of period                                                    $96,224,771      $86,845,615
                                                                                    ==============   =============

Per share of Common Stock - Notes C and E:
Income from continuing operations                                                           $.61            $1.00
Income from discontinued operations                                                          .02              .01
                                                                                    --------------   -------------
                Net income                                                                  $.63            $1.01
                                                                                    ==============   =============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months  Ended March 31
                                                                               -----------------------------
                                                                                   1996            1995
                                                                                   ----            ----
Cash flows from operating activities:
      Net income                                                                $2,479,733      $4,005,796
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation of plate costs                                          350,258         400,492
              Depreciation and amortization of building,
                  furniture, fixtures, equipment and
                  leasehold improvements                                            84,143          85,335
              Amortization of deferred charges and excess
                  of cost of assets acquired over book amount
                  thereof                                                          512,792         640,052
              Net realized gain on sale of marketable
                  securities                                                      (438,318)       (768,745)
              Net unrealized loss (gain) on marketable securities                1,365,145      (1,665,541)
              Purchases of marketable securities                                (3,207,189)       (151,454)
              Proceeds from sale of marketable securities                        6,138,209       5,168,977
              (Increase) decrease in deferred income
              tax benefits                                                        (695,800)        465,400
              Changes in operating assets and liabilities:
                 Decrease (increase) in:
                    Receivables                                                   (453,782)        137,910
                    Inventories                                                   (442,058)       (334,150)
                    Other assets                                                  (966,147)     (1,259,001)
                 Increase (decrease) in:
                    Due to customers, accounts payable, royalties payable,
                        accrued expenses and sundry liabilities                 (3,321,599)     (1,222,324)
                    Income taxes payable                                         2,035,987       1,757,461
                    Deferred subscription income and costs
                        applicable thereto-net                                     150,114      (1,646,220)
                                                                               ------------    ------------
                              Net Cash Provided by Operating Activities          3,591,488       5,613,988
                                                                               ------------    ------------
Cash flows from investing activities:
      Additions to plate costs                                                    (407,709)       (441,363)
      Additions to furniture, fixtures, equipment
          and leasehold improvements                                               (26,374)        (37,424)
                                                                               -------------   ------------
                              Net Cash Used in Investing Activities               (434,083)       (478,787)
                                                                               -------------   ------------
Cash flows from financing activities:
      Acquisition of treasury stock (a)                                              -          (2,145,077)
      Dividends paid                                                            (1,143,042)     (1,127,726)
                                                                               -------------   ------------
                              Net Cash Used in Financing Activities             (1,143,042)     (3,272,803)
                                                                               -------------   ------------
Net Increase in Cash and Cash Equivalents                                        2,014,363       1,862,398
Cash and cash equivalents at beginning of period                                40,093,105      31,775,618
                                                                               -------------   ------------
                              Cash and Cash Equivalents at End of Period       $42,107,468     $33,638,016
                                                                               =============   ============

See notes to condensed consolidated financial statements.

(a) Includes $930,875 paid in 1995 for treasury stock acquired in 1994.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

March 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1996 and 1995 for:
                                           1996         1995
                                           ----         ----

          Income Taxes                    $99,813      $319,139

NOTE C -- DISCONTINUED OPERATIONS

In December 1995, the Company's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J. S. Canner & Company, Inc. effective October 1996.

NOTE D -- INVENTORIES

Inventories at March 31, 1996 and December 31, 1995 are comprised of:
                                             1996        1995
                                             ----        ----
          Finished publications           $3,666,569   $3,033,329
          Work in process                    267,815      458,997
                                          ----------   ----------
                                          $3,934,384   $3,492,326
                                          ==========   ==========

NOTE E -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three months ended March 31, 1996 and 1995 is $3,941,523 and 3,954,116, respectively.

NOTE F -- INCOME TAXES:
Total tax expense for the three month periods ended March 31, 1996 and 1995 amounted to $1,395,000 and $2,542,000 (effective rates of 36.67% and 38.80%), totals different from those computed by applying the U.S. Federal income tax rate to income before taxes.  The reasons for these differences are as follows:

                                                            Three Months Ended March 31
                                                            ---------------------------
                                                  1996                         1995
                                         -------------------------------------------------------
                                                          % of                       % of
                                                         Income                      Income
                                                         Before                      Before
                                                         Income                      Income
                                           Amount        Taxes         Amount        Taxes
                                        --------------------------------------------------------
Computed "expected" tax expense          $1,331,500      35.00%      $2,291,700      35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
          taxes, net of Federal
          income tax benefit               190,400       5.00          357,500       5.40

       Nontaxable portion of
          dividend income                  (37,000)      (.97)         (32,700)      (.50)

       FSC income taxed at a
          lower rate                       (96,200)     (2.53)         (78,800)     (1.20)

       Miscellaneous - net                   6,300        .17            4,300        .10
                                        -----------   -----------   -----------    ------------
Actual Tax Expense                      $1,395,000      36.67%      $2,542,000      38.80%
                                        ===========   ===========   ===========    ============

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS

Three Month Period - 1996 vs 1995
- ---------------------------------

     Revenues from the Company's continuing publishing operations decreased by 2.1% to $12,847,602. Revenues from subscriptions decreased by 3.2%, primarily due to the following:

     (a) the decrease in revenues from the translations journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below)

     (b) nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices, and

     (c) fewer journal issues being published.

     In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for the three months ended March 31, 1996.

     Revenues from book sales for the three months ended March 31, 1996 decreased by 2.3%, mainly due to the reduction in the number of book titles being published. Revenues from database products for the three months ended March 31, 1996 increased by 6.6%, primarily due to increased usage of the database system.

     The cost of sales from continuing operations as a percentage of revenues for the three months ended March 31, 1996 decreased from 42.1% to 40.7%, principally due to higher selling prices and increased usage of the database system which has an above average gross margin. Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy, resulting in decreased royalty expenses. The decrease in selling, general, and administrative expenses was mainly due to decreased advertising expenditures, office supplies and mailing expenses, and a provision for sales and use taxes recorded in the three months ended March 31, 1995 with respect to prior year's audit assessments.

     The increase in interest income was principally due to increased investment in commercial paper, time deposits and money market funds and foreign government securities. The increase in dividend income was attributable to the changes in the portfolio of marketable securities. The company had net realized gain of $438,318 and net unrealized loss of $1,365,145 on marketable securities for the three months ended March 31, 1996, as compared to net realized and unrealized gains of $768,745 and $1,665,541, respectively, on marketable securities for the three months ended March 31, 1995.

     The decrease in net income was principally attributable to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from publishing operations.


LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------

     The ratio of current assets to current liabilities is 6.2 to 1 at March 31, 1996 compared to 6.1 to 1 at December 31, 1995.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $64,522,884 at March 31, 1996 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
- ----------------------------------------

        (a)    Exhibits
               --------

               10.1 Indemification Agreements dated as of March 14, 1996 between the Registrant and Dr. Israel Gitman, and between the Registrant and Mr. Nathan A. Tash. These Agreements are identical to the Indemification Agreements dated as of November 18, 1987 betwen the Registrant and certain persons, which agreements are listed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987. To avoid unnecessary duplication, copies of the agreements with Dr. Gitman and Mr.Tash (while they are to be deemed exhibits to this Report on Form 10-Q) are not being filed herewith.

        (b)    Report on Form 8-K:      None
               -------------------

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                            PLENUM PUBLISHING CORPORATION
                            -----------------------------




                                         By: /s/ Martin E. Tash
Date:  May 15, 1996                  ---------------------------------------
                                                 Martin E. Tash
                                               President and CEO







                                        By: /s/ Ghanshyam A. Patel
Date: May 15, 1996                   ---------------------------------------
                                                 Ghanshyam A. Patel
                                                 Treasurer and CFO