Form 10-Q
period 1996-06-30
PLENUM PUBLISHING CORP
filed 1996-08-14
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

			 WASHINGTON, D.C. 20549

				FORM 10-Q
		    QUARTERLY REPORT UNDER SECTION 13
	    OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Month Period Ended                  Commission File #0-916-3
June 30, 1996

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

		       COMMON STOCK $.10 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filling requirements for at least the past 90 days.
		    Yes    X        No
			-------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  08/ 14 /96:               3,892,356
							       ---------

				  INDEX

		     PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES



PART I                      FINANCIAL INFORMATION
			    ---------------------

Item       1.     Financial Statements (Unaudited)

	       Condensed consolidated balance sheets--
	       June 30, 1996 and December 31, 1995                    3

	       Condensed consolidated statements of income
	       and retained earnings --Six and  Three months
	       ended June 30, 1996 and 1995                           5

	       Condensed consolidated statements of cash
	       flows -- Six months ended June 30, 1996
	       and 1995                                               6

	       Notes to condensed consolidated financial
	       statements --June 30, 1996                             7

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
- ----------

PART I - FINANCIAL INFORMATION
PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS


									   June 30         December 31
									 -----------       ------------
									    1996               1995
									    ----               ----
									 (UNAUDITED)        ( NOTE )
									 ------------       ------------
ASSETS
Current Assets:
	Cash and cash equivalents ($37,148,005 and $39,326,264)          $37,775,021        $40,093,105
	Marketable securities at aggregate market value                   24,533,366         26,273,263
	Interest and dividends receivable                                    244,531            258,347
	Receivables net of allowances of $986,000
	      and $935,000                                                 4,985,376          5,644,095
	Inventories --Note D                                               3,676,274          3,492,326
	Deferred income tax benefits                                       1,519,626          1,213,526
									 ------------       ------------
		Total Current Assets                                      72,734,194         76,974,662
									 ------------       ------------
Costs Applicable to Deferred Subscription  Income                            547,968            556,219
									 ------------       ------------

Property, Plant and Equipment, at cost:
	Land                                                                 690,000            690,000
	Building, net of accumulated depreciation of
	    $587,026 and $535,786                                          2,946,751          2,997,991
	Furniture, fixtures, equipment and leasehold improvements,
	    net of accumulated depreciation and amortization
	    of $796,142 and $682,192                                         248,472            281,769
	Plate costs, net of accumulated depreciation of
	    $5,049,593 and $4,344,770                                      3,186,584          3,206,973
									 ------------       ------------
									   7,071,807          7,176,733
									 ------------       ------------
Deferred Income Tax                                                          405,244            450,544
									 ------------       ------------
Deferred Charges and Other Assets:
	Cost of subscription lists of Human Sciences Press
	    and Agathon journals, net of accumulated amortization
	    of $2,121,869 and $1,984,240                                   2,580,696          2,718,325
	Royalties                                                          1,527,862          1,581,130
	Investment in Gradco Systems, Inc.                                 2,376,119          2,376,119
	Other                                                                627,515            278,303
									 ------------       ------------
									   7,112,192          6,953,877
									 ------------       ------------

Excess of Cost of Assets Acquired Over Book Amount
	Thereof, net of accumulated amortization of
	$226,816 and $222,371                                                128,825            133,270
									 ------------       ------------
Total Assets                                                             $88,000,230        $92,245,305
									 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Due to customers                                                    $655,812           $552,298
	Accounts payable                                                   1,642,103          2,552,396
	Income taxes payable                                               1,671,798          1,712,659
	Royalties payable                                                  1,373,380          2,642,191
	Other accrued expenses and sundry liabilities                      3,142,763          4,117,180
	Dividends payable                                                  1,178,657          1,143,042
									 ------------       ------------
		Total Current Liabilities                                  9,664,513         12,719,766

Deferred Subscription Income                                              20,352,274         24,539,497

									 ------------       ------------
		Total Liabilities                                         30,016,787         37,259,263
									 ------------       ------------

Stockholders' Equity -- Note E
	Preferred Stock, par value $1 per share;
	    Authorized - 1,000,000 shares; none issued
	Common Stock, par value $.10 per share;
	    Authorized - 12,000,000 shares;
	    Issued - 5,847,241 shares                                        584,724            584,724
	Paid-in additional capital                                         3,951,526          3,951,526
	Retained earnings                                                 98,377,992         94,927,495
									 ------------       ------------
									 102,914,242         99,463,745



	Less 1,918,385 and 1,905,718 shares of Common
	    Stock held in treasury - at cost                              44,930,799         44,477,703
									 ------------       ------------

		Total Stockholders' Equity                                57,983,443         54,986,042
									 ------------       ------------
Total Liabilities and Stockholders' Equity                               $88,000,230        $92,245,305
									 ============       ============



Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)
							     Six Months Ended June 30          Three Months Ended June 30
							     ---------------------------     ----------------------------
								1996            1995            1996            1995
Income:                                                         ----            ----            ----            ----
	 Subscriptions, books and other sales, net           $25,205,816    $25,755,304      $12,358,214    $12,637,378
							     ------------   ------------     ------------   -------------
Costs and Expenses:
	 Cost of sales                                        10,566,650     10,889,372        5,342,644      5,370,779
	 Royalties                                             1,662,733      2,044,099          706,404        918,658
	 Selling, general and administrative expenses          5,522,766      5,479,562        2,850,043      2,689,901
							     ------------   ------------     ------------   -------------
							      17,752,149     18,413,033        8,899,091      8,979,338
							     ------------   ------------     ------------   -------------
	 Income from operations                                7,453,667      7,342,271        3,459,123      3,658,040

Dividend income                                                  281,563        202,330          130,693         68,844
Interest income                                                1,262,533        950,364          622,734        509,019
Net realized gain on sales of marketable securities              750,170      2,494,055          311,852      1,725,310
Net unrealized (loss) gain on marketable securities             (562,271)     1,828,786          802,874        163,245
Other investment-related expenses                               (185,950)      (359,328)        (131,825)      (167,550)
							     ------------   ------------     ------------   -------------
Income from continuing operations before income taxes          8,999,712     12,458,478        5,195,451      5,956,908
							     ------------   ------------     ------------   -------------

Income taxes--Note F
	 Federal                                               2,625,000      3,825,000        1,523,000      1,851,000
	 State and City                                          813,000        952,000          520,000        408,000
							     ------------   ------------     ------------   -------------
							       3,438,000      4,777,000        2,043,000      2,259,000
							     ------------   ------------     ------------   -------------

Income from continuing operations                              5,561,712      7,681,478        3,152,451      3,697,908
Income from discontinued operations, net of
income tax of $135,000, $43,000, $90,000 and $19,000             249,899         38,013          179,427         15,787
							     ------------   ------------     ------------   -------------
Net income                                                     5,811,611      7,719,491        3,331,878      3,713,695
Retained earnings - beginning of period                       94,927,495     83,983,599       96,224,771     86,845,615
							     ------------   ------------     ------------   -------------
							     100,739,106     91,703,090       99,556,649     90,559,310
Cash dividends ($.60 and $.58 a share and $.30 and
  $.29 a share)                                                2,361,114      2,286,824        1,178,657      1,143,044
							     ------------   ------------     ------------   -------------
Retained earnings - end of period                            $98,377,992    $89,416,266      $98,377,992    $89,416,266
							     ============   ============     ============   =============
Per Share of Common Stock - Notes C and E:
Income from continuing operations                                  $1.41          $1.94             $.80           $.94
Income from discontinued operations                                  .07            .01             $.05              -
							     ------------   ------------     ------------   -------------
Net income                                                         $1.48          $1.95             $.85           $.94
							     ============   ============     ============   =============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
								       Six Months  Ended June 30
								      ---------------------------
									    1996            1995
									    ----            ----
Cash flows from operating activities:
  Net income                                                             $5,811,611      $7,719,491
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation of plate costs                                            704,823         752,356
     Depreciation and amortization of building,
       furniture, fixtures, equipment and
       leasehold improvements                                               165,190         170,669
     Amortization of deferred charges and excess
       of cost of assets acquired over book amount
       thereof                                                              869,404       1,117,076
     Net realized gain on sale of marketable
       securities                                                          (750,170)     (2,494,055)
     Net unrealized loss (gain) on marketable securities                    562,271      (1,828,786)
     Purchases of marketable securities                                  (5,987,950)     (3,007,274)
     Proceeds from sale of marketable securities                          7,915,746      13,350,871
     Decrease (increase) in deferred income
       tax benefits                                                        (260,800)        755,200
     Changes in operating assets and liabilities:
       Decrease (increase) in:
	 Receivables                                                        672,535       1,241,783
	 Inventories                                                       (183,948)        (59,991)
	 Other assets                                                    (1,023,274)     (1,464,524)
       Increase (decrease) in:
	 Due to customers, accounts payable, royalties payable,
	   accrued expenses and sundry liabilities                       (3,977,791)     (1,976,685)
	 Income taxes payable                                               (40,861)       (225,958)
	 Deferred subscription income and costs
	   applicable thereto-net                                        (3,251,188)     (5,135,876)
									-------------   ------------
	     Net Cash Provided by Operating Activities                    1,225,598       8,914,297
									-------------   ------------
Cash flows from investing activities:
       Additions to plate costs                                            (684,434)       (792,728)
       Additions to furniture, fixtures, equipment
	   and leasehold improvements                                       (80,653)        (42,164)
									-------------   ------------
	     Net Cash Used in Investing Activities                         (765,087)       (834,892)
									-------------   ------------
Cash flows from financing activities:
       Acquisition of treasury stock (a)                                   (453,096)     (2,219,547)
       Dividends paid                                                    (2,325,499)     (2,271,508)
									-------------   ------------
	     Net Cash Used in Financing Activities                       (2,778,595)     (4,491,055)
									-------------   ------------
Net (Decrease) Increase in Cash and Cash Equivalents                     (2,318,084)      3,588,350
Cash and cash equivalents at beginning of period                         40,093,105      31,775,618
									-------------   ------------
	     Cash and Cash Equivalents at End of Period                 $37,775,021     $35,363,968
									=============   =============

See notes to condensed consolidated financial statements.

(a) Includes $930,875 paid in 1995 for treasury stock acquired in 1994.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

June 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1996 and 1995 for

				       1996                 1995
				       ----                 ----
     Income  Tax                    $3,874,661           $4,290,758

NOTE C -- DISCONTINUED OPERATIONS

In December 1995, the Company's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J S.Canner & Company, Inc., effective October 1996.

NOTE D -- INVENTORIES

Inventories at June 30, 1996 and December 31, 1995 are comprised of:

				       1996                 1995
				       ----                 ----
     Finished publications          $3,336,543           $3,033,329
     Work in process                   339,731              458,997
				    -----------          -----------
				    $3,676,274           $3,492,326
				    ===========          ===========

NOTE E -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three and six months ended June 30, 1996 and 1995 is as follows:

				       1996                 1995
				       ----                 ----
     Six months                      3,937,523            3,949,148
     Three months                    3,934,523            3,942,160

NOTE F -- INCOME TAXES:

Total tax expense for the six months periods ended June 30, 1996 and 1995 amounted to $3,438,000 and $4,777,000
(effective rates of 38.20% and 38.35%), and for the three month periods ended June 30, 1996 and 1995 amounted to $2,043,000 and $2,259,000 (effective rates of 39.32% and 37.93%), totals different from those computed by applying the U.S. Federal income tax rate of 35% to income before income taxes. The reasons for these differences are as follows:

					    Six Months Ended June 30                      Three Months Ended June 30
					    ------------------------                      --------------------------
				   1996                       1995                    1996                    1995
				  -------------------------------------------        ------------------------------------------
						% of                 % of                         % of                  % of
						Income               Income                       Income                Income
						Before               Before                       Before                Before
						Income               Income                       Income                Income
				    Amount      Taxes     Amount     Taxes           Amount       Taxes      Amount     Taxes
				  -------------------------------------------        ------------------------------------------
Computed "expected" tax expense   $3,149,800   35.00%   $4,360,500   35.00%          $1,818,300   35.00%   $2,084,900   35.00%

Increases (reductions) in tax
   resulting from:
     State and local income
       taxes, net of Federal
       income tax benefit            528,400    5.87       618,800    4.96              338,000    6.50       265,200    4.45

     Nontaxable portion of
       dividend income               (69,000)  (0.46)      (49,600)  (0.39)             (32,000)  (0.61)      (16,900)  (0.28)

     FSC income taxed at a
       lower rate                   (199,500)  (2.22)     (157,500)  (1.25)            (103,300)  (1.99)      (78,700)  (1.31)

     Miscellaneous - net              28,300    0.01         4,800    0.03               22,000    0.42         4,500    0.07
				  ----------  -------   ----------  -------         -----------  --------  ----------  --------
Actual Tax Expense                $3,438,000   38.20%   $4,777,000   38.35%          $2,043,000   39.32%   $2,259,000   37.93%
				  ==========  =======   ==========  =======         ===========  ========  ==========  ========

		  MANAGEMENT'S DISCUSSION AND ANALYSIS
		  OF FINANCIAL CONDITION AND RESULTS OF
			       OPERATIONS

OPERATIONS
- ----------
     Revenues from the Company's publishing operations for the three and six months ended June 30, 1996 decreased by 2.2% and 2.1%, respectively. Revenues from subscriptions for the three and six months ended June 30, 1996 decreased by 1.9% and 2.5 %, respectively, primarily due to the following:

	      (a) the decrease in revenues from the translation journals
		  resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below),

	      (b) nonrenewals of subscriptions partially attributable to the
		  reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices, and

	      (c) fewer journal issues being published.

     In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for the three and six months ended June 30, 1996.

     Revenues from book sales for the three and six months ended June 30, 1996 decreased by 6.1% and 4.0%, respectively, due to the reduction in the number of book titles being published and decreased sales of backlist books. Revenues from database products for the three and six month ended June 30, 1996 increased by 6.8% and 6.9%, respectively, primarily due to increased usage of the database system.

     The cost of sales as a percentage of revenues for the three months ended June 30, 1996 increased from 42.5% to 43.2%, principally due to decreased sales of backlist books, offset by higher selling prices and increased usage of the database system which has an above average gross margin. The Company provides for obsolescence by writing down the inventory value of backlist books, resulting in higher gross margins on backlist sales. The cost of sales as a percentage of revenues for the six months ended June 30, 1996 decreased from 42.3% to 41.9%, mainly due to higher selling prices and increased usage of the database system, offset by decreased sales of backlist books.

     Under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy, resulting in decreased royalty expenses. The increase in selling, general and administrative expenses was primarily due to higher salaries, increased mailing expenses, advertising expenditures, bad debt expense and repairs and maintenance cost, offset by decreased professional fees, and a provision for sales and use taxes recorded in the first quarter of 1995 with respect to prior years' audit assessments.

     The increase in interest income for the three and six months ended June 30, 1996 was principally due to increased investment in commercial paper, time deposits, money market funds and foreign government securities. The increase in dividend income for the three and six months ended June 30, 1996 was attributable to the changes in the portfolio of marketable securities. The Company had net realized and unrealized gains of $311,852 and $802,874, respectively, on marketable securities for the three months ended June 30, 1996 as compared to net realized and unrealized gains of $1,725,310 and $163,245, respectively, on marketable securities for the three months ended June 30, 1995. The Company had net realized gain of $750,170 and net unrealized loss of $562,271 on marketable securities for the six months ended June 30, 1996 as compared to realized and unrealized gains of $2,494,055 and $1,828,786, respectively, on marketable securities for the six months ended June 30, 1995.

     The decrease in net income for the three months ended June 30, 1996 was mainly due to the decrease in investment income as discussed in the preceding paragraph and decreased income from publishing operations. The decrease in net income for the six months ended June 30, 1996 was mainly due to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
- --------------------------------
     The ratio of current assets to current liabilities is 7.5 to 1 at June 30, 1996 compared to 6.1 to 1 at December 31,1995.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $62,308,000 at June 30, 1996 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

			PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------
     (a)  The Company's Annual Meeting of Stockholders was held on June 27,
     1996.

     (b) The sole purpose of the meeting was the election of three directors of the Company, to serve for a term of two years (i.e. until the Annual Meeting to be held in 1998). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected are Bernard Bressler, Mark Shaw and Martin E. Tash, all of whom were incumbent directors. The other directors (whose current two-year term of office expires at the Annual Meeting to be held in 1997) are Israel Gitman, Howard F. Mathiasen, Nathan Tash and Earl Ubell.

     (c) The votes cast for, and withheld from, each of the nominees (out of the 3,938,856 shares of Common Stock outstanding and entitled to vote as of the record date of May 16, 1996) are set forth below. There were no broker non-votes.

Nominees                      For                 Withheld
- --------                      ---                 --------
Bernard Bressler          3,430,837                21,398
Mark Shaw                 3,418,285                33,950
Martin E. Tash            3,429,680                22,555

Item 6.  Exhibits and Report on Form 8-K
- ----------------------------------------

	  (a)  Exhibits - None.

	  (b)  Reports on Form 8 - K - None.

				SIGNATURES




	  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








			    PLENUM PUBLISHING CORPORATION
			    -----------------------------




					 By: /s/ Martin E. Tash
Date:  Aug 14, 1996                  ---------------------------------------
						 Martin E. Tash
					       President and CEO







					By: /s/ Ghanshyam A. Patel
Date: Aug 14, 1996                   ---------------------------------------
						 Ghanshyam A. Patel
						 Treasurer and CFO