Form 10-Q
period 1996-09-30
PLENUM PUBLISHING CORP
filed 1996-11-13
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Month Period Ended                  Commission File #0-916-3
September 30, 1996

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of 11/13/96: 3,884,285
                                                ---------

                                  INDEX

         PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES



PART I                    FINANCIAL INFORMATION
------                    ---------------------

Item       1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets--
               September 30, 1996 and December 31, 1995                  3

               Condensed consolidated statements of income
               and retained earnings --Nine  and  Three months
               ended September 30, 1996 and 1995                         5

               Condensed consolidated statements of cash
               flows -- Nine months ended September 30, 1996
               and 1995                                                  6

               Notes to condensed consolidated financial
               statements --September 30, 1996                           7


Item        2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9


PART II                   OTHER INFORMATION
-------                   -----------------
Item        6.    Exhibits and Reports on Form 8-K                      11



SIGNATURES                                                              12
----------


PART I - FINANCIAL INFORMATION
PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30       December 31
                                                                    -------------       ------------
                                                                         1996              1995
                                                                         ----              ----
                                                                     (UNAUDITED)          (NOTE)
                                                                    -------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents ( $32,726,998 and $39,326,264 )          $33,110,148        $40,093,105
  Marketable securities at aggregate market value                     26,915,908         26,273,263
  Interest and dividends receivable                                      160,614            258,347
  Receivables net of allowances of $1,071,000
    and $ 935,000                                                      5,290,245          5,644,095
  Inventories --Note D                                                 3,520,084          3,492,326
  Deferred income tax benefits                                           566,926          1,213,526
                                                                    -------------      -------------
        Total Current Assets                                          69,563,925         76,974,662
                                                                    -------------      -------------
Costs Applicable to Deferred Subscription Income                         545,662            556,219
                                                                    -------------      -------------

Property, Plant and Equipment, at cost:
  Land                                                                   690,000            690,000
  Building, net of accumulated depreciation of
    $612,646 and $535,786                                              2,921,131          2,997,991
  Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
    of $837,021 and $682,192                                             317,178            281,769
  Plate costs, net of accumulated depreciation of
    $5,419,041 and $4,344,770                                          3,205,476          3,206,973
                                                                    -------------      -------------
                                                                       7,133,785          7,176,733
                                                                    -------------      -------------
Deferred Income Tax                                                      382,244            450,544
                                                                    -------------      -------------
Deferred Charges and Other Assets:
  Cost of subscription lists of Human Sciences Press
    and Agathon journals, net of accumulated amortization
    of $2,190,684 and $1,984,240                                       2,511,881          2,718,325
  Royalties                                                            1,690,913          1,581,130
  Investment in Gradco Systems, Inc.                                   2,376,119          2,376,119
  Other                                                                  611,904            278,303
                                                                    -------------      -------------
                                                                       7,190,817          6,953,877
                                                                    -------------      -------------

Excess of Cost of Assets Acquired Over Book Amount
  Thereof, net of accumulated amortization of
  $229,039 and $222,371                                                  126,602            133,270
                                                                    -------------      -------------
Total Assets                                                         $84,943,035        $92,245,305
                                                                    =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to customers                                                      $580,057           $552,298
  Accounts payable                                                     1,750,540          2,552,396
  Income taxes payable                                                 1,533,402          1,712,659
  Royalties payable                                                    1,880,460          2,642,191
  Other accrued expenses and sundry liabilities                        3,928,670          4,117,180
  Dividends payable                                                    1,167,707          1,143,042
                                                                    -------------      -------------
        Total Current Liabilities                                     10,840,836         12,719,766

Deferred Subscription Income                                          14,144,713         24,539,497

                                                                    -------------      -------------
        Total Liabilities                                             24,985,549         37,259,263
                                                                    -------------      -------------

Stockholders' Equity -- Note E
  Preferred Stock, par value $1 per share;
    Authorized - 1,000,000 shares; none issued
  Common Stock, par value $.10 per share;
    Authorized - 12,000,000 shares;
    Issued - 5,847,241 shares                                            584,724            584,724
  Paid-in additional capital                                           3,951,526          3,951,526
  Retained earnings                                                  101,565,660         94,927,495
                                                                    -------------      -------------
                                                                     106,101,910         99,463,745



  Less 1,954,885 and 1,905,718 shares of Common
    Stock held in treasury - at cost                                  46,144,424         44,477,703
                                                                    -------------      -------------

        Total Stockholders' Equity                                    59,957,486         54,986,042
                                                                    -------------      -------------
Total Liabilities and Stockholders' Equity                           $84,943,035        $92,245,305
                                                                    =============      =============



Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)
                                                              Nine Months Ended September 30     Three Months Ended September 30
                                                             -------------------------------     -------------------------------
                                                                 1996            1995                  1996           1995
                                                                 ----            ----                  ----           ----
Income:
           Subscriptions, books and other sales, net          $38,524,923     $39,242,933          $13,319,107     $13,487,629
                                                             -------------   -------------        -------------    ------------
Costs and Expenses:
           Cost of sales                                       15,959,040      16,134,414            5,392,390       5,245,042
           Royalties                                            2,889,905       3,335,428            1,227,172       1,291,329
           Selling, general and administrative expenses         8,093,703       7,957,059            2,570,937       2,477,497
                                                             -------------   -------------        -------------    ------------
                                                               26,942,648      27,426,901            9,190,499       9,013,868
                                                             -------------   -------------        -------------    ------------
             Income from operations                            11,582,275      11,816,032            4,128,608       4,473,761

Dividend income                                                   381,270         280,802               99,707          78,472
Interest income                                                 1,847,557       1,467,210              585,024         516,846
Net realized gain (loss) on sales of marketable securities        703,456       2,964,744              (46,714)        470,689
Net unrealized gain on marketable securities                    1,723,112       2,858,065            2,285,383       1,029,279
Other investment-related expenses                                (376,185)       (508,275)            (190,235)       (148,947)
                                                             -------------   -------------        -------------    ------------
Income from continuing operations before income taxes          15,861,485      18,878,578            6,861,773       6,420,100
                                                             -------------   -------------        -------------    ------------
Income taxes--Note F
           Federal                                              4,701,000       5,744,000            2,076,000       1,919,000
           State and City                                       1,362,000       1,552,000              549,000         600,000
                                                             -------------   -------------        -------------    ------------
                                                                6,063,000       7,296,000            2,625,000       2,519,000
                                                             -------------   -------------        -------------    ------------

Income from continuing operations                               9,798,485      11,582,578            4,236,773       3,901,100
Income from discontinued operations, net of
   income tax of $199,000, $63,000, $64,000 and $20,000           368,501          54,324              118,602          16,311
                                                             -------------   -------------        -------------    ------------
Net income                                                     10,166,986      11,636,902            4,355,375       3,917,411
Retained earnings - beginning of period                        94,927,495      83,983,599           98,377,992      89,416,266
                                                             -------------   -------------        -------------    ------------
                                                              105,094,481      95,620,501          102,733,367      93,333,677

Cash dividends ($.90 and $.87 a share and $.30 and
   $.29 a share)                                                3,528,821       3,429,866            1,167,707       1,143,042
                                                             -------------   -------------        -------------    ------------
Retained earnings - end of period                            $101,565,660     $92,190,635         $101,565,660     $92,190,635
                                                             =============   =============        =============    ============

Per Share of Common Stock - Notes C and E:
Income from continuing operations                                   $2.50           $2.93                $1.09            $.99
Income from discontinued operations                                   .09             .02                 $.03               -
                                                             -------------   -------------        -------------    ------------
Net income                                                          $2.59           $2.95                $1.12            $.99
                                                             =============   =============        =============    ============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended September 30
                                                                        -------------------------------
                                                                            1996               1995
                                                                            ----               ----
Cash flows from operating activities:
   Net income                                                             $10,166,986       $11,636,902
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation of plate costs                                         1,074,271         1,175,283
        Depreciation and amortization of building,
          furniture, fixtures, equipment and
          leasehold improvements                                              252,108           256,005
        Amortization of deferred charges and excess
          of cost of assets acquired over book amount
          thereof                                                           1,305,958         1,646,738
        Net realized gain on sale of marketable
          securities                                                         (703,456)       (2,964,744)
        Net unrealized gain on marketable securities                       (1,723,112)       (2,858,065)
        Purchases of marketable securities                                 (6,657,146)      (12,574,638)
        Proceeds from sale of marketable securities                         8,441,069        19,392,323
        Decrease in deferred income tax benefits                              714,900         1,282,384
        Changes in operating assets and liabilities:
          Decrease (increase) in:
            Receivables                                                       451,583           572,337
            Inventories                                                       (27,758)         (185,216)
            Other assets                                                   (1,536,230)       (1,777,062)
         Increase (decrease) in:
            Due to customers, accounts payable, royalties payable,
                accrued expenses and sundry liabilities                    (2,652,122)       (1,094,930)
            Income taxes payable                                             (179,257)          361,729
            Deferred subscription income and costs
                applicable thereto-net                                     (9,456,443)      (11,389,298)
                                                                          ------------      ------------
                    Net Cash (Used in) Provided by Operating Activities      (528,649)        3,479,748
                                                                          ------------      ------------
Cash flows from investing activities:
   Additions to plate costs                                                (1,072,774)       (1,127,373)
   Additions to furniture, fixtures, equipment
     and leasehold improvements                                              (210,657)          (52,061)
                                                                          ------------      ------------
                    Net Cash Used in Investing Activities                  (1,283,431)       (1,179,434)
                                                                          ------------      ------------
Cash flows from financing activities:
   Acquisition of treasury stock (a)                                       (1,666,721)       (2,219,547)
   Dividends paid                                                          (3,504,156)       (3,414,550)
                                                                          ------------      ------------
                    Net Cash Used in Financing Activities                  (5,170,877)       (5,634,097)
                                                                          ------------      ------------
Net Decrease in Cash and Cash Equivalents                                  (6,982,957)       (3,333,783)
Cash and cash equivalents at beginning of period                           40,093,105        31,775,618
                                                                          ------------      ------------
                    Cash and Cash Equivalents at End of Period            $33,110,148       $28,441,835
                                                                          ============      ============
See notes to condensed consolidated financial statements.

(a) Includes $930,875 paid in 1995 for treasury stock acquired in 1994.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

September  30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1996 and 1995 for:

                                 1996                 1995
                                 ----                 ----
     Income Tax               $5,726,357           $5,714,887

NOTE C -- DISCONTINUED OPERATIONS

In December 1995, the Company's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J S.Canner & Company, Inc., effective October 1996.

NOTE D -- INVENTORIES

Inventories at September 30, 1996 and December 31, 1995 are comprised of:

                                 1996                 1995
                                 ----                 ----
     Finished publications    $3,323,494           $3,033,329
     Work in process             196,590              458,997
                              -----------          -----------
                              $3,520,084           $3,492,326
                              ===========          ===========


NOTE E -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three and nine months ended September 30, 1996 and 1995 is as follows:

                                 1996                 1995
                                 ----                 ----
     Nine months               3,924,273            3,946,860
     Three months              3,901,481            3,941,523


NOTE F -- INCOME TAXES:

Total tax expense for the nine months periods ended September 30, 1996 and 1995 amounted to $6,063,000 and $7,296,000
"(effective rates of 38.20% and 38.65%), and for the three month periods ended September 30, 1996 and 1995 amounted to $2,625,000
"and $2,519,000 (effective rates of 38.25% and 39.24%), totals different from those computed by applying the U.S. Federal income tax rate of 35% to income before income taxes. The reasons for these differences are as follows:

                                             Nine Months Ended September 30              Three Months Ended September 30
                                             ------------------------------              -------------------------------
                                           1996                1995                     1996                1995
                                         ---------------------------------------      -------------------------------------------
                                                    % of                   % of                      % of                   % of
                                                    Income                 Income                    Income                 Income
                                                    Before                 Before                    Before                 Before
                                                    Income                 Income                    Income                 Income
                                        Amount      Taxes       Amount     Taxes       Amount        Taxes     Amount       Taxes
                                  ------------------------------------------------------------------------------------------------
Computed "expected" tax expense       $5,551,500    35.00%    $6,607,500    35.00%    $2,401,700    35.00%    $2,247,000    35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
         taxes, net of Federal
         income tax benefit              885,300     5.58      1,008,800     5.35        356,900     5.20        390,000     6.07

       Nontaxable portion of
         dividend income                 (93,400)   (0.59)       (68,800)   (0.37)       (24,400)   (0.36)       (19,200)   (0.30)

       FSC income taxed at a
         lower rate                     (295,700)   (1.86)      (262,500)   (1.39)       (96,200)   (1.40)      (105,000)   (1.63)

       Miscellaneous - net                15,300     0.07         11,000     0.06        (13,000)   (0.19)         6,200     0.10
                                      ----------   ------     ----------    ------    ----------    ------    ----------   ------
Actual Tax Expense                    $6,063,000    38.20%    $7,296,000    38.65%    $2,625,000    38.25%    $2,519,000    39.24%
                                      ==========   ======     ==========    ======    ==========    ======    ==========   ======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

OPERATIONS
----------

     Revenues from the Company's publishing operations for the three and nine months ended September 30, 1996 decreased by 1.3% and 1.8%, respectively. Revenues from subscriptions for the three months ended September 30, 1996 increased by 4.7% primarily due to higher selling prices, offset by the following:

              (a) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see below),

              (b) nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals and

              (c) fewer journal issues being published.

 Revenues from subscriptions for the nine months ended September 30, 1996 decreased by 0.1%, primarily due to the following:

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

     In December 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from translation journals for the three and nine months ended September 30, 1996.

     Revenues from book sales for the three and nine months ended September 30, 1996 decreased by 17.0% and 8.8%, respectively, due to the reduction in the number of book titles being published and decreased sales of backlist books. Revenues from database products for the three and nine months ended September 30, 1996 increased by 17.6% and 10.3%, respectively, primarily due to increased usage of the database system.

     The cost of sales as a percentage of revenues for the three and nine months ended September 30,1996 increased from 38.9% and 41.1% to 40.5% and 41.4%, respectively, principally due to decreased sales of backlist books, offset by higher selling prices and increased usage of the database system which has an above average gross margin. The Company provides for obsolescence by writing down the inventory value of backlist books, resulting in higher gross margins on backlist sales.

     The decrease in royalty expenses resulted from the decline in book sales and also due to the fact that under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy, resulting in decreased royalty expenses. The increase in selling, general and administrative expenses was primarily due to higher salaries, increased mailing expenses, advertising expenditures, bad debt expense and repairs and maintenance cost, offset by decreased professional fees, and a provision for sales and use taxes recorded in the first quarter of 1995 with respect to prior years' audit assessments.

     The increase in interest income for the three and nine months ended September 30, 1996 was principally due to increased investment in commercial paper, time deposits, money market funds and foreign government securities. The increase in dividend income for the three and nine months ended September 30, 1996 was attributable to the changes in the portfolio of marketable securities. The Company had net realized loss of $46,714 and unrealized gains of $2,285,383 on marketable securities for the three months ended September 30, 1996 as compared to net realized and unrealized gains of $470,698 and $1,029,279, respectively, on marketable securities for the three months ended September 30, 1995. The Company had net realized and unrealized gains of $703,456 and $1,723,112, respectively, on marketable securities for the nine months ended September 30, 1996 as compared to realized and unrealized gains of $2,964,744 and $2,858,065, respectively, on marketable securities for the nine months ended September 30, 1995.

     The increase in net income for the three months ended September 30, 1996 was mainly due to the increase in investment income as discussed in the preceding paragraph, offset by decreased income from publishing operations. The decrease in net income for the nine months ended September 30, 1996 was mainly due to the decrease in investment income as discussed in the preceding paragraph and decreased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

    The ratio of current assets to current liabilities is 6 to 1 at September 30, 1996 compared to 6.1 to 1 at December 31,1995.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $60,026,000 at September 30, 1996 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

                        PART II - OTHER INFORMATION




Item 6.  Exhibits and Report on Form 8-K
-------  -------------------------------

          (a)  Exhibits - None.

          (b)  Reports on Form 8 - K - None.

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                            PLENUM PUBLISHING CORPORATION
                            -----------------------------




                                         By: /s/ Martin E. Tash
Date:  Nov 13, 1996                  ---------------------------------------
                                                 Martin E. Tash
                                               President and CEO







                                        By: /s/ Ghanshyam A. Patel
Date: Nov 13, 1996                   ---------------------------------------
                                                 Ghanshyam A. Patel
                                                 Treasurer and CFO