Form 10-K
period 1996-12-31
PLENUM PUBLISHING CORP
filed 1997-03-25
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                     -----------------------

                            FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1996

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

                    Yes   X        No
                         ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         X
                         ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was $112,792,956.
                                    -------------

The number of shares outstanding of the Issuer's common stock, as of March 14, 1997, was 3,850,095 shares.

        PART I

Item 1. Business
        --------

     The Registrant is and for many years has been engaged in the business of publishing and distributing advanced scientific and technical material, and original and reprint books of a more general interest. The Registrant publishes and distributes books and journals and creates and maintains databases for which it receives royalties from unrelated organizations providing access to such materials throughout the world under the imprints of Plenum Press, Consultants Bureau, Da Capo Press, IFI/Plenum Data, and Human Sciences Press. The Registrant and its subsidiaries maintain offices in New York, New York; Wilmington, Delaware; Wilmington, North Carolina; London, England; and Moscow, Russia; and warehouse facilities in Edison, New Jersey.

     The Registrant's principal markets for its scientific and technical material are public and private libraries, technically oriented corporations, research organizations and individual scientists, engineers, research workers, other professionals and graduate students throughout the world. Except as to the sale of reprints and trade books, the Registrant does not generally sell to book stores. The Registrant's principal methods of marketing are by direct mail and by advertising in scientific publications, including its own journals. It also uses the services of sales agents for certain of its books. The Registrant makes a wide distribution of its catalogs of published material, as well as plans for new publications. In certain foreign markets, the Registrant utilizes the services of independent distributors and agents.

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

                                 1996          1995          1994         1993          1992
                                 ----          ----          ----         ----          ----
Subscription Journals        $33,131,399   $32,913,103   $32,241,873   $33,297,585   $31,812,705

Outside Journals (a)                   -             -       527,161     1,255,223     1,538,317

Books                         13,434,433    14,197,328    13,917,674    13,317,503    14,191,600

Database Products              4,610,269     4,520,290     4,122,123     4,210,802     4,202,308

Miscellaneous Sales              752,783       598,950       549,062       810,581       415,039

Interest Income                2,410,037     1,996,434       441,009       544,290     3,007,811

Dividend Income                  477,539       377,698     1,592,837     2,136,989     1,636,462

Net realized gain on sales
of marketable securities           7,491     3,229,729         2,160       801,387     2,476,916

Net unrealized gain (loss)
on marketable securities       4,109,291     3,868,361     2,523,173    (1,713,197)            -

Equity in net income (loss)
of Gradco Systems, Inc.          374,330       301,290       102,986         4,565   (   100,430)
                             -----------   -----------   -----------   -----------   ------------
                             $59,307,572   $62,003,183   $56,020,058   $54,665,728   $59,180,728
                             -----------   -----------   -----------   -----------   ------------
                             -----------   -----------   -----------   -----------   ------------


Notes:

     (a) In April 1993, an American learned society with which the Company had a contract to produce English translations of 11 Russian language journals for publication by that society gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year.

Subscription Journals
---------------------

     During 1996, the Registrant published a total of 213 journals. 54 were translations of Russian language scientific journals, 109 were published in the English Language Journal Program, and 50 were published by the Registrant's subsidiary, Human Sciences Press, Inc. The Registrant also distributed translations of 41 Russian scientific journals (see below).

Translations of Russian Language Journals
-----------------------------------------

     The translation journals are in the fields of physical sciences, mathematics, engineering and life sciences. In November 1993, in settlement of certain litigation, the Registrant entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") through the year 2006 with the Russian Academy of Sciences (the "Academy") and other interested parties.

     Since the inception of the Distribution Agreement, MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, has become the exclusive publisher of the English translations of 42 Russian scientific journals (21 journals in 1994, 14 in 1995, 6 in 1996, and 1 in 1997). The Registrant has become the exclusive distributor of such journals, all of which the Registrant had translated, published and distributed prior to the date of the Distribution Agreement. Under the Distribution Agreement, the Registrant continues to promote and distribute these journals throughout the world, and continues to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing its function. Thus, as to each journal which is published by MN and distributed by the Registrant under the Agreement, the Registrant retains 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period, and remaining at that level for the balance of the term. The portion retained is included in subscription revenue.

     The Company continues to publish 13 journals which it has been unable to transfer to MN by reason of objections by the journal publishers. With reference to such journals, MN has commenced litigation against the Company. See Item 3, Legal Proceedings.
            ------------------

     The journals published by MN are translated and published in Russia. The Registrant continues its activities in translating, publishing and distributing the 40 English Translation Russian Journals which are not subject to the Distribution Agreement, as well as the 13 journals referred to above. These activities are undertaken pursuant to the Registrant's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.

     The journals published by MN are distributed by the Registrant under the MAIK Nauka/Interperiodica imprint, and it is indicated in each journal that it is distributed worldwide by Plenum/Consultant's Bureau. Those journals translated and published by the Registrant continue to be published under the Registrant's "Consultant's Bureau" imprint.

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

Plenum Press Journals
---------------------

     The Registrant published 109 journals in its English Language Journal Program in 1996. The journals are published under the Registrant's "Plenum Press" imprint, and include titles in chemistry, physics, mathematics, computer science, engineering, biology, medicine, psychiatry, social sciences and law. Each journal is published under the direction of an editorial board composed of professionals specializing in the fields of research covered by the journal.

Human Sciences Press Journals
-----------------------------

     The Registrant's subsidiary, Human Sciences Press, Inc., publishes 50 journals, under the "Human Sciences Press" imprint. These journals are primarily in the health, behavioral and social science fields.

Outside Journals
----------------

     The Registrant's Boston-based J.S. Canner & Company, Inc. subsidiary ("Canner") had engaged in the purchase and sale of back issue periodicals to libraries, colleges, universities and other users. Canner's operations were discontinued in October 1996.

Books
-----

     The Registrant's Plenum Press division publishes scientific, technical and medical books for use by scientists, engineers, research workers, other professionals and graduate students, and their supporting libraries, research laboratories and institutions. During 1996, the division published 265 new titles as part of this program, and had an active backlist of approximately 4,000 titles as of December 31, 1996. During 1995, 276 new titles were published. Titles include comprehensive treatises, monographs and other advanced text-reference works, as well as proceedings of meetings reporting original scientific research, works surveying the state of the art in various scientific fields and specialized bibliographies and data compilations. In recent years, a number of books treating scientific topics of interest to the general reader have also been published.

     The Registrant's Da Capo Press, Inc. subsidiary publishes a line of academic/trade paperbacks in the arts, biography and history. During 1996, this subsidiary published 66 titles compared to 63 titles in the prior year. As of December 31, 1996, this subsidiary had an active backlist of approximately 1,500 titles, of which approximately 650 titles were academic/trade paperbacks, and 850 were hardcover reprints of books in music, dance, visual arts and the social sciences, which were published by Da Capo in prior years.

     The Registrant's Human Sciences Press, Inc. subsidiary had an active backlist of approximately 310 titles as of December 31, 1996. The Registrant has no immediate plans to publish new titles under the Human Sciences imprint, but will continue to publish the backlist under such imprint. The Human Sciences books are primarily in the health, behavioral and social science fields, and are sold mainly to libraries and professionals in these fields.

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

Competition
-----------

     The market in which the Registrant operates both for the procurement of manuscripts and the sale of its products is highly competitive. The Registrant is one of the leading publishers and distributors of English translations of Russian scientific journals. However, several other companies with English translation capabilities have relationships with individuals and entities responsible for the publication of scientific and technical material in the former Soviet Union. In addition, other publishers in the United States and abroad with greater financial resources than the Registrant are engaged in the publication of original English language scientific materials and database products, as well as the reprint of out-of-print books and other books generally not available. Elsevier Science, John Wiley & Sons and Springer-Verlag may be deemed to be dominant competitors in the Registrant's industry.

Export Sales
------------

     The Registrant's sales derived from customers outside the United States aggregated approximately $23,784,000 in 1996 (approximately 46% of consolidated sales). Sales derived from customers outside the United States were approximately $22,493,000 in 1995 and $20,590,000 in 1994 (approximately 43% and 40%, respectively, of consolidated sales). The Registrant generally prices its products sold abroad in U.S. dollars. See Note 11 of Notes to Consolidated Financial Statement included in Item 14(a).

Investments in Securities
-------------------------

     In 1996, the Registrant's dividends, interest income, net realized and unrealized gains/losses on marketable securities, and equity in the net income of Gradco Systems, Inc. (the foregoing items net of interest expense and other investment-related expenses) represented 29% of the Registrant's pre-tax income from continuing operations. In 1995, such items (net of interest expense and other investment-related expenses) represented 36% of pre-tax income from continuing operations.

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

     The Group may be deemed to have obtained control of Gradco in October 1990, as a result of the fact that its nominees were elected as a majority of Gradco's Board of Directors. Gradco's current five-person Board, elected without any opposing nominees at its September 1996 Annual Meeting, consists of Messrs. Tash and Bressler, and three other persons. All of the nominees were designated as such at the request of the Group, which therefore may be deemed to continue to have control of Gradco.

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

     The Registrant's principal business continues to be publishing and distributing advanced scientific and technical material, and the Registrant is not primarily engaged in investing, reinvesting or trading in securities. As of December 31, 1996, investment securities represented less than 40% of the value of the Registrant's total assets (exclusive of cash items), and in any event the Registrant continued to be exempt from status as an investment company pursuant to Rule 3a-1 under the Company Act because less than 45% of the value of its total assets (exclusive of cash items) consisted of, and less than 45% of its net income after taxes for the last four fiscal quarters combined was derived from, securities.

Miscellaneous Information
-------------------------

     The Registrant currently employs approximately 275 full time employees.

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

Item 2. Properties
        ----------

     As of December 31, 1996, the Registrant had leases at the following principal locations:

                                        Expiration
Address                 Size            Date of Lease      Annual Rent
-------                 ----            -------------      -----------
233 Spring Street       61,650 sq. ft.           2007      $282,720 in 1997,
New York, NY                                               and increasing to
                                                           a maximum of
                                                           $340,512 in 2006.

150 Bay Street          10,000 sq. ft.           1997      $16,467 in 1997
Jersey City, NJ                                            (represents rent
                                                           through April 1997,
                                                           when lease expires).

3202 Kirkwood Highway    4,300 sq. ft.           2002      $27,000 annually.
Wilmington, De

101 Back Church Lane     2,500 sq. ft.           2001      $25,251 annually.
London, U.K.

     Various of the leases referred to above provide for additional payments or increases in rent over the base rental specified above under different circumstances. In addition to the leases referred to above, the Registrant or its subsidiaries have leases on space at various locations with a total annual rental of approximately $20,000.

     The Registrant's warehouse operations are conducted at a 69,000 square foot warehouse in Edison, New Jersey which is owned by the Registrant.

Item 3. Legal Proceedings
        -----------------

     (a)    Waterman v. Calt and Da Capo Press, Inc.
            ----------------------------------------

     This civil action was filed on January 5, 1995.  Da Capo Press, Inc.
(a wholly-owned subsidiary of the Registrant) published a book entitled I'd
                                                                        ---
Rather be the Devil: Skip James and the Blues about a deceased blues singer
---------------------------------------------
(the "Book"). The plaintiff, the singer's former manager, alleged that he was libeled by certain statements in the Book. He sought compensatory damages in the amount of $1,500,000 and punitive damages in the amount of $1,500,000 against Da Capo and the book's author, Stephen Calt. Plaintiff also sought $20,000 in damages for the alleged unauthorized use of a photograph.

     The case was removed to the United States District Court for the Western District of Tennessee. Defendants answered, asserting inter alia that (1) the
                                                       ----- ----
statements are not defamatory to plaintiff, (2) plaintiff is a public figure, and (3) the publication of the Book was not malicious. After limited discovery, both parties moved for summary judgment in October 1995. In September 1996, the District Judge granted defendants' motion for summary judgment and dismissed the case. The plaintiff has appealed the decision to the United States Court of Appeals for the Sixth Circuit. Briefs have been filed and the appeal is pending.

     (b)    MAIK Nauka ("MN") v. Plenum Publishing Corporation
            --------------------------------------------------

     This civil action was commenced against the Registrant on January 22, 1997. Plaintiff alleges that the Registrant breached the Distribution Agreement entered into in December 1993 (see Item 1, Business, Translations
                                                     ----------------------
of Russian Language Journals, above). The Agreement provided for the
----------------------------
assignment by the Registrant to MN of agreements relating to the publication of translations of certain Russian scientific journals and their worldwide distribution where assignment was permitted or agreed to by the publishers.
A number of the publishers of journals have refused to give their consent.
MN asserts that the Registrant did not use its best efforts to obtain consent or otherwise breached the Distribution Agreement with MN. The Registrant, which has answered the complaint, believes that it has adequate defenses to defeat the MN claims. Discovery has not yet been commenced in this litigation.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

                            Part II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters
        -----------------------------------------------------

     The Common Stock of the Registrant is traded on the NASDAQ National Market System. The following table sets forth, for the calendar quarters indicated, information furnished by the NASD, Inc. as to the high and low sale prices for the Registrant's Common Stock as reported on the NASDAQ National Market System under the symbol PLEN. The table also sets forth dividends declared during such periods. There were approximately 638 record holders of the Registrant's Common Stock on March 14, 1997. The number of holders as so stated does not include individual participants in security position listings.

                                                          Dividends
Calendar Year Ended December 31,      High       Low      Per Share
--------------------------------      ----       ---      ---------
1996
----
First Quarter....................     40-1/2     36-1/4    $.30
Second Quarter...................     39-1/2     33         .30
Third Quarter....................     39         32-3/4     .30
Fourth Quarter...................     36-1/2     33-3/4     .30

1995
----

First Quarter....................     33-3/4     29        $.29
Second Quarter...................     36-1/4     29-1/4     .29
Third Quarter....................     36-3/4     33-3/4     .29
Fourth Quarter...................     42-3/4     34         .29


     The Registrant has paid cash dividends on its Common Stock in each year since 1974. The payment and amount of future dividends are dependent upon the Registrant's earnings, general financial condition and the requirements of the business and upon declaration of the dividend from time to time by the Board of Directors.

Item 6. Selected Financial Data
        -----------------------

                                           Years Ended December 31,
                                 1996             1995            1994            1993           1992
                                 ----             ----            ----            ----           ----
Subscriptions, books,
outside journals and
other sales, net                 $51,928,884    $52,229,671    $51,357,893    $52,891,694    $52,159,969


Income from interest and
dividends, and net realized
and unrealized gain on
marketable securities              7,004,358      9,472,222      4,559,179      1,769,469      7,121,189

Equity in net income (loss)
of Gradco Systems, Inc.              374,330        301,290        102,986          4,565       (100,430)

Income from continuing
operations                        14,681,842     15,647,051     12,609,812     10,755,649     11,953,875

Income before extraordinary
items and cumulative effect
on prior years of accounting
change                            15,050,343     15,516,804     12,719,118     10,928,707     12,148,883

Extraordinary (loss)
gain (1)                                   -              -              -     (1,319,794)       394,823

Cumulative effect on prior
year of accounting change (2)              -              -              -              -      1,179,950

Net income                        15,050,343     15,516,804     12,719,118      9,608,913     13,723,656

Per share of Common Stock
-- primary:

Income from continuing
operations                              3.75           3.96           2.84           2.33           2.53

Income before extraordinary
items and cumulative effect
on prior years of accounting
change                                  3.84           3.93           2.87           2.37           2.57

Extraordinary (loss) gain (1)              -              -              -           (.29)           .08

Cumulative effect on prior
years of accounting change (2)             -              -              -              -            .25

Net income                              3.84           3.93           2.87           2.08           2.90

Per share of Common Stock
-- fully diluted (3)

Income from continuing
operations                                 -              -              -           2.27           2.25

Income before extraordinary
items and cumulative effect
on prior years of accounting
change                                     -              -              -           2.30           2.28

Extraordinary (loss) gain (1)              -              -              -           (.26)           .06

Cumulative effect on prior
years of accounting change (2)             -              -              -              -            .19

Net income                                 -              -              -           2.04           2.53

Dividend declared per
share of Common Stock                   1.20           1.16           1.12           1.08           1.04

Balance sheet data

Total assets                     101,979,793     92,245,305     84,913,166     88,605,160    125,852,355

Long-term debt                             -              -              -              -     40,827,000

Footnotes to Table of Selected Financial Data
---------------------------------------------

     (1) Extraordinary loss in 1993 resulted from the early retirement of 6 1/2% Convertible Subordinated Debentures on April 30, 1993.

     (2) Effective January 1, 1992, the Registrant made an accounting change for deferred taxes as a result of the application of the Statement of Financial Accounting Standards No. 109.

     (3) As a result of the redemption of the 6 1/2% Convertible Subordinated Debentures, fully diluted net income per share is not applicable in 1996, 1995 and 1994.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------

Results of Operations
---------------------
1996 Compared to 1995

     Revenues from the Company's continuing publishing operations decreased by .6%. Revenues from subscriptions increased by .7% primarily due to higher selling prices, offset by the following: (a) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see "1995 Compared to 1994", below), which became applicable to additional journals in 1996; (b) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translations of Russian language journals; and (c) fewer journal issues published.

     Management expects that in 1997 and thereafter, further decreases in the Company's revenues from translation journals will occur as a result of the Company's altered status with respect to the journals covered by the Distribution Agreement, and also as a result of the political and economic situation in Russia and in the other republics of the former Soviet Union.

     Revenues from book sales decreased by 5.4%, primarily due to the reduction in the number of book titles being published and decreased sales of backlist books. Revenues from database products increased by 2.0%, mainly due to higher selling prices.

     The cost of sales from continuing operations as a percentage of revenues decreased from 40.7% to 40.4%, principally due to higher selling prices, offset by decreased sales of backlist books. The Company provides for obsolescence by writing down the inventory value of backlist books, resulting in higher gross margins on backlist sales. The decrease in royalty expenses resulted from the decline in book sales and also due to the fact that under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Russian Academy of Sciences. The decrease in selling, general and administrative expenses was primarily due to decreased professional fees, advertising expenditures and bad debt expense, and sales and use taxes paid in 1995 with respect to prior years' audit assessments, offset by higher salaries and increased repairs and maintenance cost.

     The increase in interest income was principally due to increased investment in commercial paper, time deposits, money market funds and foreign government securities. The increase in dividend income was attributable to the changes in the portfolio of marketable securities. The Company had net realized and unrealized gains of $7,491 and $4,109,291, respectively, on marketable securities for fiscal 1996 as compared to net realized and unrealized gains of $3,229,729 and $3,868,361, respectively, on marketable securities for fiscal 1995.

     The decrease in net income in fiscal 1996 was principally attributable to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from continuing publishing operations and discontinued operations.

1995 Compared to 1994
---------------------

     Revenues from the Company's continuing publishing operations increased by 1.7%. Revenues from subscriptions and outside journals increased by .4% primarily due to more journal issues published and higher selling prices, offset by the following: (a) cessation of the publication of 11 Russian language journals under a contract with an American learned society, which ended with the 1993 volume year (revenues from these journals were $527,000 in 1994, and ceased during that year); (b) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement, which had its inception in 1994 (see below) and became applicable to additional journals in 1995; and (c) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals.

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

Liquidity and Sources of Capital
--------------------------------

     The ratio of current assets to current liabilities is 6.4 to 1 at December 31, 1996 compared to 6.1 to 1 at December 31, 1995.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $76,841,000 at December 31, 1996 invested in marketable securities and in cash and cash equivalents, which are available for corporate purposes.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

        Response to this Item is contained in Item 14(a).

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
        ------------------------------------------------

        Not applicable


                        PART III

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

     (a) The following table sets forth the name of each director and executive officer of the Registrant, the date on which his present term as a director will expire, and the nature of all positions and offices with the Registrant held by him at present. The term of office of all executive officers expires at the next Annual Meeting of Stockholders of the Registrant, which is to be held in June 1997.

                        Present Term
                        as Director
Name                    Expires                 Position
-------                 -------------           --------

Martin E. Tash          1998                    President and Chairman
                                                of the Board of Directors

Mark Shaw               1998                    Executive Vice President
                                                and Director

Bernard Bressler        1998                    Secretary and Director

Earl Ubell              1997                    Director

Howard F. Mathiasen     1997                    Director

Israel Gitman           1997                    Director

Nathan Tash             1997                    Director

Ghanshyam A. Patel      ----                    Treasurer and Chief
                                                Financial Officer;
                                                Assistant Secretary

     The Registrant's Board of Directors is divided into two classes. One class consists of four members, and the other class consists of three members. Each class is elected in alternate years for a term of two years. The term of one class (consisting of Messrs. Ubell and Mathiasen, Dr. Gitman and Nathan
Tash) expires at the 1997 Annual Meeting. The term of office of the other class (consisting of Messrs. Shaw, Bressler, and Martin E. Tash) expires at the 1998 Annual Meeting.

     (b) The following is a brief account of the recent business experience of each director and executive officer, and directorships held with other companies which file reports with the Securities and Exchange Commission.

                        Director
Name                    Since                 Business Experience
-------                 --------              -------------------
Martin E. Tash,         1972          Mr. Tash has been actively engaged in
age 56                                the Registrant's business since 1971.
				      He has been Chairman of the Board and
				      President since July 15, 1977, and
				      served as Treasurer and Chief Financial
				      Officer from 1971 until September 29,
				      1986.  Mr. Tash is also Chairman of the
				      Board and Chief Executive Officer of
				      Gradco Systems, Inc.

Mark Shaw,              1977          Mr. Shaw has been actively engaged in
age 58                                the Registrant's business since 1963.
				      He has been Executive Vice President
				      since July 15, 1977, and manages the
				      Registrant's book and journal
				      publication program.

Bernard Bressler,       1962          Mr. Bressler has been a practicing
age 69                                attorney since 1952, and is presently a
				      member of the firm of Bressler, Amery &
				      Ross, P.C. counsel to the Registrant.
				      Mr. Bressler is also a director of
				      Gradco Systems, Inc.

Earl Ubell,             1972          Mr. Ubell is retired.  From September
age 70                                1978 until August 1995, he was Health
				      and Science Editor of WCBS-TV.  Between
				      August 1976 and September 1978, Mr.
				      Ubell was the Producer of Special Events
				      and Documentaries for NBC News.  For
				      more than three years prior to that
				      time, Mr. Ubell was the Director of News
				      of WNBC-TV.

Howard F. Mathiasen,    1978          Mr. Mathiasen is retired.  From July
age 59                                1982 to June 1987, Mr. Mathiasen was
				      Senior Vice President of National
				      Westminster Bank U.S.A. (formerly known
				      as The National Bank of North America).
				      Between June 1979 and July 1982 he was
				      Vice President of that Bank.  Between
				      May 1, 1978 and April 1979, Mr.
				      Mathiasen was Senior Vice President of
				      Nassau Trust Company.  Between January
				      1975 and May 1978, Mr. Mathiasen was
				      Vice President of Chemical Bank.

Israel Gitman,          1995          For the past twenty years, Dr. Gitman
age 57                                has been a consultant to Fortune 500
				      companies in the development of advanced
				      communications systems and technology
				      and in the formulation of systems
				      strategies.  From 1979 to 1994, he was
				      Chairman and President of DVI
				      Communications, Inc., a systems
				      engineering and consulting company that
				      he co-founded.  Prior thereto, he was
				      active in research and development in
				      the areas of computer-communications and
				      artificial intelligence.  Dr. Gitman has
				      published widely in scientific and
				      technical journals, and has been a
				      speaker and chairman in national and
				      international conferences.

Nathan A. Tash,         1995          From 1990 through 1992, Mr. Tash, an
age 34                                attorney, was associated with the law
				      firm of McKenna & Cuneo in Washington,
				      D.C.  From 1993 to 1996, he was engaged
				      in private business, providing legal
				      and investment advice to private
				      clientele regarding real estate matters.
				      Since 1996, he has been engaged in the
				      private practice of law with offices in
				      Atlanta, Georgia.

Ghanshyam A. Patel,     --            Mr. Patel has been Treasurer and Chief
age 60                                Financial Officer of the Registrant
				      since September 29, 1986.  Prior to that
				      he was with the accounting firm of Ernst
                                      & Whinney (predecessor to Ernst & Young
				      LLP) from April 1970 and served in the
				      capacity of Senior Manager commencing
				      June 1977.


     (c) Nathan Tash is the son of Martin E. Tash, the Company's Chairman and President.

Item 11.    Executive Compensation
	    ----------------------

     (a)    Summary Compensation Table.  The following table sets
	    --------------------------
forth all compensation awarded to, earned by or paid to the following persons through March 14, 1997 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended December 31, 1996, 1995 and 1994: (1) the Registrant's Chief Executive Officer, and
(2) each of the other executive officers whose total compensation for the fiscal year ended December 31, 1996 required to be disclosed in column (c) and (d) below exceeded $100,000.

                            SUMMARY COMPENSATION TABLE

(a)                         (b)         (c)         (d)1            (e)2
Name and                                                          All other
Principal Position          Year      Salary ($)   Bonus ($)    Compensation ($)
------------------          ----      ----------   ---------    ----------------

Martin E. Tash              1996      340,000      418,250      26,814
Chairman of the             1995      320,000      428,050      27,435
Board and President         1994      305,000      353,525      27,657
(Chief Executive Officer)

Mark Shaw                   1996      340,000      298,750      26,814
Executive Vice              1995      320,000      305,750      27,435
President                   1994      305,000      252,375      27,657

Ghanshyam A. Patel          1996      157,500       47,000      25,670
Treasurer and Chief         1995      150,000       48,000      25,308
Financial Officer           1994      143,000       40,000      23,173

Footnotes to Summary Compensation Table:
---------------------------------------

     1 Represents amounts paid to the named executive officer, for the applicable fiscal year, under the Registrant's Incentive Compensation Plan. For each fiscal year an amount equal to 5% of the Registrant's Income from Operations as reported in the Registrant's year-end financial statements (together with, when applicable, 5% of the excess of cumulative Investment Profit over cumulative Investment Loss) is distributed to key employees. Thirty-five percent of such amount is distributed to the chief executive officer and 25% is distributed to the next senior officer. The balance of such amount is distributed as determined by the chief executive officer. Since there was Investment Profit (as defined) in 1994, 1995 and 1996, the amount of such Profit was added to Income from Operations for the purpose of calculating incentive compensation for each of such years.

     2 Represents amount of contribution made to or accrued for the account of the named executive officer, in respect of the applicable fiscal year, in the Registrant's Profit Sharing Plan (a defined contribution plan qualified under the Internal Revenue Code). The Plan is maintained for all full-time employees who have completed certain minimum periods of service. The Registrant contributes to the Plan specified amounts based upon its after tax income as a percentage of gross revenue. The Registrant's contribution to the Plan for each employee is determined by his salary level and length of service. Contributions are invested by the Plan Trustee in stock of the Registrant and/or in a variety of other investment options, depending upon the employee's election. Interests in the Plan become vested to the extent of 20% after three years of service and vest at the rate of an additional 20% for each year of service thereafter and in any event become 100% vested at death or at the "normal retirement age" of 55 as specified in the Plan. Each employee (or his beneficiary) is entitled to receive the value of his vested interest upon his death or retirement. He may also receive the value of such interest upon prior termination of his services with the Registrant, or if he elects at any time to withdraw his interest. The interests of Messrs. Tash, Shaw and Patel are fully vested. The aggregate contributions made or accrued by the Registrant through the end of fiscal 1996 for Messrs. Tash, Shaw and Patel under this Plan are $487,556, $507,431 and $183,845, respectively; these contributions have been invested in the manner set forth above, and (as to Mr. Shaw) a portion of the investments was transferred from the Plan into a private profit sharing plan of which Mr. Shaw is the beneficiary.

     (b)    Compensation of Directors
	    -------------------------

     Directors fees for Dr. Israel Gitman and Messrs. Earl Ubell, Howard F. Mathiasen and Nathan Tash are currently at the rate of $12,000 per annum each. Directors of the Registrant who are also officers of the Registrant receive no additional compensation for their services as directors.

     (c)    Termination of Employment and Change of Control
	    Arrangements Regarding Named Executive Officers
	    -----------------------------------------------

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

		  On December 14, 1993, the Registrant entered into Contingent Compensation Agreements with Ghanshyam A. Patel (an executive officer of the Registrant named in the table in Item 11(a)) and Ken Derham (as officer of a subsidiary of the Registrant) on the same terms as the Amended Agreements described above.

     (d)    Indemnification Agreements
	    --------------------------

	    In September 1987, the Registrant's liability insurance for its directors and officers expired and was not renewed due to the significantly increased cost. In light of this development, and to provide increased protection, the Registrant's By-Laws were amended on November 18, 1987 to require the Registrant to advance expenses of directors or officers in defending a civil or criminal action as such expenses are incurred, subject to certain conditions. Furthermore, on that date the Registrant entered into a contract with each person then holding a position as a director or executive officer, requiring indemnification for expenses, judgments, fines and amounts paid in settlement, in accordance with the By-Laws as amended, or any future By-Laws which provide greater indemnification. On December 14, 1993, the Registrant entered into a substantially identical contract with an officer of one of its subsidiaries, and as of March 14, 1996, the Registrant entered into substantially identical contracts with Israel Gitman and Nathan Tash (who became directors on June 23, 1995).

	    The present By-Laws provide for indemnification of directors and officers, in connection with claims arising from service to the Registrant, or to another entity at Registrant's request, except where it would be prohibited under applicable law.

     (c)    Compensation Committee Interlocks and
	    Insider Participation
	    -------------------------------------

	    The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board.
During the fiscal year ended December 31, 1996, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Mark Shaw and Bernard Bressler (who are members of the Board).

	    During the fiscal year ended December 31, 1996, Martin E. Tash
(an executive officer of the Registrant) served as a member of the Board of Directors of Gradco Systems, Inc. ("Gradco"). Gradco has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Gradco and is the only such executive officer who also served on Registrant's Board. Bernard Bressler (Secretary and a director of Registrant) is an officer and director of Gradco, but he is not an executive officer of either entity.

	    During the period since January 1, 1996, there were no transactions between the Registrant and Gradco of the type required to be disclosed under Item 13, Certain Relationships and Related Transactions.
			 ----------------------------------------------

Item 12.    Security Ownership of Certain Beneficial Owners
	    and Management
	    -----------------------------------------------

     (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of March 14, 1997, based on 3,850,095 shares of Common Stock, $.10 par value, outstanding as of such date.

					      Nature of
		      Name and Address of     Beneficial        Percentage
Title of Class        Beneficial Owner        Ownership         of Class
---------------       ----------------        ----------        ----------

Common Stock          Martin E. Tash          423,485
$.10 par value        233 Spring Street       shares (1)         11.0%
		      New York, NY 10013

		      Arlene S. Tash          298,229
                      17049 Northway Circle   shares (2)          7.7%
		      Boca Raton, FL 33496

		      Southeastern Asset      321,000
                      Management, Inc.        shares (3)          8.3%
		      6075 Poplar Avenue
		      Suite 900
		      Memphis, TN 38119

		      Quest Advisory Corp.    257,150
                      and Charles M. Royce    shares (4)          6.7%
		      as a Group
		      1414 Avenue of the
                      Americas
		      New York, NY 10019

     (1) Includes 112,336 shares held by the Registrant's Profit Sharing Plan, as to which Mr. Tash has voting and investment power. Of the aggregate of 423,485 shares shown, Mr. Tash has sole voting and investment power as to 125,256, and shared voting and investment power with his wife as to 298,229.

     (2) Shares are owned jointly by Mrs. Tash with her husband, Martin E. Tash, and she shares voting and investment power with him. Shares are included in the 423,485 shares shown as owned by Mr. Tash.


     (3) Number of shares as shown in beneficial owner's Amendment No. 5 to
Schedule 13G dated January 31, 1997, filed with the Securities and Exchange Commission, reporting ownership as of December 31, 1996. According to such
Schedule 13G, Southeastern Asset Management, Inc. is an Investment Adviser registered under the Investment Advisers Act of 1940. It has sole voting and dispositive power as to 211,000 of the shares shown, and shared voting and dispositive power as to 110,000 of said shares. According to the Schedule 13G, all of the aforesaid securities "are owned legally by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Southeastern Asset Management, Inc. is the beneficial owner of any of [such] securities." The Schedule 13G was also filed by O. Mason Hawkins, Chairman of the Board and C.E.O. of Southeastern "in the event he could be deemed to be a controlling person of that firm as the result of his official position with or ownership of its voting securities. The existence of such control is expressly disclaimed.
Mr. Hawkins does not own directly or indirectly any securities covered by this statement for his own account. As permitted by Rule 13d-4, the filing of this statement shall not be construed as an admission that Mr. Hawkins is the beneficial owner of any of the securities covered by this statement."
The Schedule 13G reflects that Mr. Hawkins has voting or dispositive power as to none of the Registrant's shares.

     (4) Number of shares as shown in beneficial owner's Amendment No. 4 to
Schedule 13G dated February 4, 1997, reporting ownership as of December 31, 1996. According to such Schedule 13G, Quest Advisory Corp. ("Quest") is an Investment Adviser registered under the Investment Advisers Act of 1940. Quest has sole voting and dispositive power as to the 257,150 shares shown above. The Schedule 13G also includes Charles M. Royce as a member of a Group with Quest, and indicates that he may be deemed to be a controlling person of Quest, and as such may be deemed to beneficially own the shares of the Registrant beneficially owned by Quest. Mr. Royce owns no shares of the Registrant outside of Quest and has disclaimed beneficial ownership of the shares reported above.

     (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation table in Item 11, Executive Compensation and all executive officers and
		  ----------------------

<CAPTIION>
directors as a group (8 persons), as of March 14, 1997.

						Nature of
			Name and Address of     Beneficial         Percentage
Title of Class          Beneficial Owner        Ownership          of Class
-----------------       -------------------     ----------         ----------
Common Stock            Martin E. Tash            423,485
$.10 par value          233 Spring Street          shares (1)        11.0%
			New York, NY 10013

			Mark Shaw                  80,667
                        233 Spring Street          shares (2)         2.1%
			New York, NY 10013

			Earl Ubell                  1,000
                        114 West 27th Street       shares               *
			New York, NY 10001

			Howard F. Mathiasen        28,125
                        10276 Totem Run            shares               *
			Littleton, CO 80125

			Bernard Bressler           12,757
                        Bressler, Amery &          shares (3)           *
			Ross, P.C.
			17 State Street
			New York, NY 10004

			Israel Gitman                 500
                        12 West 72nd Street        shares               *
			New York, NY 10023

			Nathan Tash                    --
			2313 Pine Heights
			Drive N.E.
			Atlanta, GA 30324

			Ghanshyam A. Patel         10,336
                        233 Spring Street          shares (4)           *
			New York, NY 10013

                        All Executive Officers    556,870
                        and Directors shares       shares            14.5%
			as a Group (comprising
			the 8 persons shown
			above)

*Less than 1%.


     (1) See footnote (1) to table in Item 12(a).

     (2) Includes 50,625 shares held in trust for adult children. Of the aggregate of 80,667 shares shown, Mr. Shaw has sole voting and dispositive power as to 67,085 and shared voting and dispositive power with his wife as to 13,582.

     (3) Includes 520 shares held by a trustee for Mr. Bressler under an Individual Retirement Account. Does not include 12,497 shares held by Mr. Bressler's wife as to which he disclaims beneficial ownership.

     (4) Includes 4,986 shares held by the Registrant's Profit Sharing Plan, as to which Mr. Patel has sole voting and dispositive power. As to the balance of 5,350 shares, Mr. Patel shares voting and dispositive power with his wife.


Item 13.        Certain Relationships and Related Transactions
		----------------------------------------------

     Bernard Bressler, Secretary and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1996 fiscal year, the Registrant paid legal fees of $76,537.00, to such firm.

	PART IV

Item 14.        Exhibits, Financial Statement Schedules and
		Reports on Form 8-K
		-------------------------------------------

	(a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

	(b)     8-K reports - None.

	(c)     Exhibits -

		3.1 Certificate of Incorporation of the Registrant has been filed as part of Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986. (1)

		 3.2 (a) By-Laws of the Registrant, as amended November 18, 1987, have been filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987. (1)

		       (b) Section 2.1 of By-Laws, as amended March 10, 1995, has been filed as Exhibit 3.2(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1)

		10.1 Journal Production and Distribution Agreement dated November 29, 1993 among the Registrant, MAIK Nauka, Interperiodica, Pleiades Publishing, Inc., the Russian Academy of Sciences and V5io Nauka, has been filed as
		       Exhibit 99 to the Registrant's Report on Form 8-K dated December 13, 1993. (1)

		10.2 Incentive Compensation Plan for Executive Officers and Key Employees of Registrant as amended on June 18, 1985 has been filed as part of Exhibit 10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985. (1)


     (1) Not filed with this report but incorporated by reference herein.

		10.3 Amendment adopted on December 5, 1990 to Plan referred to in Item 10.3 has been filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990. (1)

		10.4 Amended Contingent Compensation Agreements dated September 22, 1989 between the Registrant and
		       Martin Tash, Mark Shaw, Harry Allcock and Marshall Lebowitz have been filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.1 The Registrant has entered into identical agreements as of December 14, 1993, with Ghanshyam A. Patel and Ken Derham. To avoid unnecessary duplication, such additional agreements have been omitted from the exhibit filing.

		10.5 Indemnification Agreement dated as of November 18, 1987 between the Registrant and Martin E. Tash has been filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987. (1) The Registrant has entered into identical agreements as of the same date with each of the following persons: Howard F. Mathiasen, Mark Shaw, Earl Ubell, and Bernard Bressler. The Registrant has entered into substantially identical agreements dated March 9, 1988 with Ghanshyam A. Patel, dated December 14, 1993 with Ken Derham, and dated as of March 14, 1996 with Israel Gitman and Nathan Tash. To avoid unnecessary duplication, such additional agreements have been omitted from the exhibit filing.

		10.6 Amendment dated March 9, 1988 to Indemnification Agreements referred to in Item 10.6 between the Registrant and Martin E. Tash has been filed as
		       Exhibit 10.7 to the Registrant's Annual Report on
		       Form 10-K for the fiscal year ended December 31, 1987.
		       (1) The Registrant has entered into identical amendments of the same date with Mark Shaw and Bernard Bressler. To avoid unnecessary duplication, such identical amendments were omitted from the exhibit filing.

                21     Subsidiaries of Registrant

			  (i)  Plenum Publishing Co., Ltd
			       (United Kingdom)


           (1) Not filed with this report but incorporated by reference herein.

			 (ii)  Da Capo Press, Incorporated
			       (New York)

			(iii)  Plenum International Sales
			       Corporation (Virgin Islands)

			 (iv)  IFI/Plenum Data Corporation
			       (Delaware)

			  (v)  Human Sciences Press, Inc.
			       (Delaware)

		27      Financial Data Schedule - filed herewith


				     Signatures
				     ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLENUM PUBLISHING CORPORATION
	(Registrant)


By:  /s/ Martin E. Tash
     -----------------------
     Martin E. Tash
     Chairman of the Board of Directors
     and President

     Dated:  March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By:  /s/ Martin E. Tash
     -----------------------

     Martin E. Tash
     Chairman of the Board of Directors
     and President (Principal Executive
     Officer)

     Dated:  March 25, 1997



By:  /s/ Mark Shaw
     -----------------------
     Mark Shaw
     Executive Vice President and
     a Director

     Dated:  March 25, 1997


By:  /s/ Ghanshyam A. Patel
     -----------------------
     Ghanshyam A. Patel
     Treasurer and Chief Financial
     Officer (Principal Financial
     and Accounting Officer)

     Dated:  March 25, 1997


By:  /s/ Bernard Bressler
     -----------------------
     Bernard Bressler
     Secretary and a Director

     Dated:  March 25, 1997


By:  /s/ Earl Ubell
     -----------------------
     Earl Ubell
     Director

     Dated:  March 25, 1997


By:  /s/ Howard F. Mathiasen
     -----------------------
     Howard F. Mathiasen
     Director

     Dated:  March 25, 1997


By:  /s/ Israel Gitman
     -----------------------
     Israel Gitman
     Director

     Dated:  March 25, 1997


By:  /s/ Nathan Tash
     -----------------------
     Nathan Tash
     Director

     Dated:  March 25, 1997

		       Plenum Publishing Corporation
			 and Subsidiary Companies

		       Form 10-K Item 14(a)(1) and (2)

			Index to Financial Statements
		       and Financial Statement Schedule



The following consolidated financial statements of Plenum Publishing Corporation and subsidiary companies are included in Item 8:

Report of Independent Auditors                                  S- 1
Consolidated Balance Sheets-December 31, 1996 and 1995          S- 2
Consolidated Statements of Income-Years ended
   December 31, 1996, 1995 and 1994                             S- 4
Consolidated Statements of Stockholders' Equity-Years ended
   December 31, 1996, 1995 and 1994                             S- 5
Consolidated Statements of Cash Flows-Years ended
   December 31, 1996, 1995 and 1994                             S- 6
Notes to Consolidated Financial Statements                      S- 8

The following consolidated financial statement schedule of Plenum Publishing Corporation and subsidiary companies is included in Item 14(d):

Schedule:

II  Valuation and Qualifying Accounts                           S-21



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

		       Report of Independent Auditors

Stockholders and Board of Directors
Plenum Publishing Corporation

     We have audited the accompanying consolidated balance sheets of Plenum Publishing Corporation and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Publishing Corporation and subsidiary companies at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Ernst & Young LLP
New York, NY
March 14, 1997

		       Plenum Publishing Corporation
			and Subsidiary Companies

		      Consolidated Balance Sheets

										    December 31
									       1996             1995
                                                                       -------------------------------
Assets
Current assets:
  Cash and cash equivalents ($48,930,459 and $39,326,264)
    in 1996 and 1995                                                       $  49,423,477     $  40,093,105
  Marketable securities, at aggregate market value (Note 9)                   27,417,072        26,273,263
  Interest and dividends receivable                                              248,198           258,347
  Receivables-substantially all trade, net of allowances for doubtful accounts ($79,000 and $125,000) and sales returns
    ($750,000 and $810,000) in 1996 and 1995                                   5,237,940         5,644,095
  Inventories (Note 3)                                                         3,548,543         3,492,326
  Deferred income tax benefits (Note 5)                                                -         1,213,526
                                                                          --------------    --------------
Total current assets                                                          85,875,230        76,974,662
                                                                          --------------    --------------
Costs applicable to deferred subscription income                                 556,988           556,219
                                                                          --------------    --------------

Property, plant and equipment, at cost:
  Land                                                                           690,000           690,000
  Building, net of accumulated depreciation of $638,266 and
    $535,786                                                                   2,895,511         2,997,991
  Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization of $614,716
    and $682,192                                                                 389,841           281,769
  Plate costs, net of accumulated depreciation of $3,994,410
    and $4,344,770                                                             3,170,906         3,206,973
                                                                          --------------    --------------
                                                                               7,146,258         7,176,733
                                                                          --------------    --------------

Deferred income taxes (Note 5)                                                   177,444           450,544
                                                                          --------------    --------------

Deferred charges and other assets:
  Cost of subscription lists of Human Sciences Press and Agathon journals, net of accumulated amortization of $2,259,499 and
    $1,984,240                                                                 2,443,066         2,718,325
  Royalties                                                                    1,486,485         1,581,130
  Investment in Gradco Systems, Inc. (Note 4)                                  2,750,449         2,376,119
  Investment in Tutor Time Learning Systems, Inc., at cost and
    related note receivable                                                    1,100,000                 -
  Deposits and other                                                             319,494           278,303
                                                                          --------------    --------------
                                                                               8,099,494         6,953,877
                                                                          --------------    --------------
Excess of cost of assets acquired over fair value thereof, net of
  accumulated amortization of $231,262 and $222,371                              124,379           133,270
                                                                          --------------    --------------
Total assets                                                               $ 101,979,793     $  92,245,305
                                                                          ==============    ==============


Liabilities and stockholders' equity
Current liabilities:
  Due to customers                                                         $     544,277     $     552,298
  Accounts payable                                                             3,181,286         2,552,396
  Income taxes payable                                                           913,250         1,712,659
  Royalties payable                                                            2,362,019         2,642,191
  Other accrued expenses and sundry liabilities (Note 7)                       4,035,185         4,117,180
  Dividends payable                                                            1,165,285         1,143,042
  Deferred income tax liabilities (Note 5)                                     1,230,744                 -
                                                                          --------------    --------------
Total current liabilities                                                     13,432,046        12,719,766

Deferred subscription income                                                  25,148,620        24,539,497
                                                                          --------------    --------------
Total liabilities                                                             38,580,666        37,259,263
                                                                          --------------    --------------

Commitments and contingencies (Notes 6, 7, 12 and 13)

Stockholders' equity:
  Preferred stock, par value $1 per share: authorized-1,000,000 shares; none issued
  Common stock, par value $.10 per share: authorized-12,000,000
    shares, issued-5,847,241 shares                                              584,724           584,724
  Paid-in additional capital                                                   3,951,526         3,951,526
  Retained earnings                                                          105,283,732        94,927,495
                                                                          --------------    --------------
                                                                             109,819,982        99,463,745
  Less 1,962,956 and 1,905,718 shares of common stock held in
    treasury-at cost                                                          46,420,855        44,477,703
                                                                          --------------    --------------
Total stockholders' equity                                                    63,399,127        54,986,042
                                                                          --------------    --------------
Total liabilities and stockholders' equity                                 $ 101,979,793     $  92,245,305
                                                                          ==============    ==============

See accompanying notes.

		       Plenum Publishing Corporation
			 and Subsidiary Companies

		     Consolidated Statements of Income


									   Year ended December 31
								     1996          1995           1994
								--------------------------------------------
Subscriptions, books and other sales, net                       $51,928,884     $52,229,671     $51,357,893
                                                                ------------    ------------    ------------
Costs and expenses:
  Cost of sales                                                  20,953,870      21,236,836      20,957,751
  Royalties (Note 12)                                             3,874,419       4,141,404       4,257,729
  Selling, general and administrative expenses                   10,659,819      10,745,276      10,408,969
                                                                ------------    ------------    ------------
								 35,488,108      36,123,516      35,624,449
                                                                ------------    ------------    ------------
Income from operations                                           16,440,776      16,106,155      15,733,444

Investment income and other:
  Dividend income                                                   477,539         377,698       1,592,837
  Interest income                                                 2,410,037       1,996,434         441,009
  Net realized gain on sales of marketable securities                 7,491       3,229,729           2,160
  Net unrealized gain on marketable securities                    4,109,291       3,868,361       2,523,173
  Equity in net income of Gradco Systems, Inc.
    (Note 4)                                                        374,330         301,290         102,986
  Interest expense                                                        -               -         (20,320)
  Other investment related expenses                                (539,622)       (648,616)       (412,477)
                                                                ------------    ------------    ------------
Income from continuing operations before
  income taxes                                                   23,279,842      25,231,051      19,962,812
Income taxes (Note 5)                                             8,598,000       9,584,000       7,353,000
                                                                ------------    ------------    ------------
Income from continuing operations                                14,681,842      15,647,051      12,609,812
                                                                ------------    ------------    ------------

Discontinued operations (Note 2):
  Income (loss), net of income tax provision
    (benefit) of $199,000, $(600,000), and $113,000                 368,501         (46,192)        109,306
  Estimated loss on disposal, net of income tax benefit
    of $45,300                                                            -         (84,055)              -
                                                                ------------    ------------    ------------
Income (loss) from discontinued operations                          368,501        (130,247)        109,306
                                                                ------------    ------------    ------------
Net income                                                      $15,050,343     $15,516,804     $12,719,118
                                                                ============    ============    ============

Per share of Common Stock (Note 8):
  Income from continuing operations                                   $3.75           $3.96           $2.84
  Income (loss) from discontinued operations                            .09            (.03)            .03
                                                                ------------    ------------    ------------
Net income                                                            $3.84           $3.93           $2.87
                                                                ============    ============    ============

See accompanying notes.

                       Plenum Publishing Corporation
                         and Subsidiary Companies

               Consolidated Statements of Stockholders' Equity

                                         Common Stock Issued    Paid-In                                                   Total
                                         -------------------
                                                     Par       Additional     Retained        Treasury Stock         Stockholders'
                                                                                              --------------
                                         Shares      Value      Capital       Earnings      Shares        Cost           Equity
					------------------------------------------------------------------------------------------
Balance at December 31, 1993            5,847,241   $584,724   $3,951,526    $76,165,428   1,331,436   $28,470,941   $52,230,737
  Net income for the year ended
    December 31, 1994                           -          -            -     12,719,118           -             -    12,719,118
  Dividend declared, $1.12 a share              -          -            -     (4,900,947)          -             -    (4,900,947)
  Acquisition of Common Stock for
    treasury                                    -          -            -             -     531,547    14,718,090   (14,718,090)
                                        ----------  ---------  -----------  ------------------------------------------------------
Balance at December 31, 1994            5,847,241    584,724    3,951,526     83,983,599   1,862,983    43,189,031    45,330,818
  Net income for the year ended
    December 31, 1995                           -          -            -     15,516,804           -             -    15,516,804
  Dividend declared, $1.16 a share              -          -            -     (4,572,908)          -             -    (4,572,908)
  Acquisition of Common Stock for
    treasury                                    -          -            -             -      42,735     1,288,672    (1,288,672)
                                        ----------  ---------  -----------  ------------------------------------------------------
Balance at December 31, 1995            5,847,241    584,724    3,951,526     94,927,495   1,905,718    44,477,703    54,986,042
  Net income for the year ended
    December 31, 1996                           -          -            -     15,050,343           -             -    15,050,343
  Dividend declared, $1.20 a share              -          -            -     (4,694,106)          -             -    (4,694,106)
  Acquisition of Common Stock for
    treasury                                    -          -            -             -      57,238     1,943,152    (1,943,152)
                                        ----------  ---------  -----------  ------------------------------------------------------
Balance at December 31, 1996            5,847,241   $584,724   $3,951,526   $105,283,732   1,962,956   $46,420,855   $63,399,127
                                        ==========  =========  ===========  ======================================================

See accompanying notes.

		       Plenum Publishing Corporation
			 and Subsidiary Companies

		 Consolidated Statements of Cash Flows


										   Year ended December 31
									     1996           1995         1994
									--------------------------------------------
Cash flows from operating activities
Net income                                                              $15,050,343     $15,516,804      12,719,118
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation of plate costs                                           1,406,875       1,465,390       1,620,375
    Depreciation and amortization of building, furniture,
      fixtures, equipment and leasehold improvements                        280,696         294,634         313,233
    Amortization of deferred charges and excess of cost
      of assets acquired over book amount thereof                         1,818,233       2,801,351       2,626,442
    Net realized gain on sales of marketable securities                      (7,491)     (3,229,729)         (2,160)
    Net unrealized gain on marketable securities                         (4,109,291)     (3,868,361)     (2,523,173)
    Purchase of marketable securities                                    (7,620,588)    (14,949,402)    (30,183,628)
    Proceeds from sale of marketable securities                          10,593,561      20,065,104      57,243,299
    Equity in net income of Gradco Systems, Inc.                           (374,330)       (301,290)       (102,986)
    Deferred income taxes                                                 2,717,370       1,273,876       1,063,054
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Receivables                                                         416,304         270,860       2,749,346
        Advance under the Distribution Agreement                                  -               -         750,000
        Inventories                                                         (56,217)        143,975         542,884
        Other assets                                                     (1,480,629)     (1,630,036)     (1,983,242)
      Increase (decrease) in:
	Due to customers, accounts payable, royalties
          payable, accrued expenses and sundry liabilities                  258,702         820,045       1,226,688
        Income taxes payable                                               (799,409)       (433,213)        (38,925)
	Deferred subscription income and costs applicable
          thereto-net                                                       608,354      (1,630,207)      1,118,408
                                                                        ------------   -------------    ------------
Net cash provided by operating activities                                18,702,483      16,609,801      47,138,733
                                                                        ------------   -------------    ------------
Cash flows from investing activities
Additions to plate costs                                                 (1,370,808)     (1,425,471)     (1,473,350)
Additions to furniture, fixtures, equipment and
  leasehold improvements                                                   (286,288)        (89,704)       (140,122)
Investment in Tutor Time Learning Systems, Inc., at cost
  and related note receivable                                            (1,100,000)              -               -
                                                                        ------------   -------------    ------------
Net cash used in investing activities                                    (2,757,096)     (1,515,175)     (1,613,472)
                                                                        ------------   -------------    ------------

Cash flows from financing activities
Acquisition of treasury stock                                            (1,943,152)     (2,219,547)    (13,787,125)
Dividends paid                                                           (4,671,863)     (4,557,592)     (4,992,488)
                                                                        ------------   -------------    ------------
Net cash used in financing activities                                    (6,615,015)     (6,777,139)    (18,779,703)
                                                                        ------------   -------------    ------------

Net increase in cash and cash equivalents                                 9,330,372       8,317,487      26,745,558
Cash and cash equivalents at beginning of year                           40,093,105      31,775,618       5,030,060
                                                                        ------------   -------------    ------------
Cash and cash equivalents at end of year                                $49,423,477     $40,093,105     $31,775,618
                                                                        ============   =============    ============

See accompanying notes.

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Plenum Publishing Corporation (the "Company") and its domestic and foreign subsidiaries, which are wholly-owned. The accounts of the foreign subsidiaries are not material. Intercompany items and transactions are eliminated in consolidation.

     The Company accounts for its investment in Gradco Systems, Inc. ("Gradco") under the equity method (see Note 4).

Inventories

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

     The excess of cost of assets acquired over fair value thereof is being amortized by the straight-line method over 40 years.

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

Cash Equivalents and Supplemental Cash Flow Information

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1996, the Company had time deposits, commercial paper and money market accounts totaling approximately $48,930,000 substantially on deposit with five financial institutions. As of December 31, 1995, the Company had time deposits, commercial paper and money market accounts of approximately $39,326,000 on deposit with three financial institutions.


     At December 31, 1996 and 1995, cash equivalents included commercial paper totaling $46,479,000 and $38,000,000, respectively. The commercial paper is held to maturity and, as such, it is recorded at amortized cost which approximates fair value.

     The Company paid income taxes in 1996, 1995 and 1994 of approximately $6,879,000, $8,098,000 and $6,442,000, respectively. In addition, the Company paid interest of approximately $20,000 in 1994.

Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996 with no impact on its financial statements.

2. Discontinued Operations

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

     Net sales of Canner were approximately $1 million, $1 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

 3. Inventories

Inventories at December 31 are comprised of:

					  1996            1995
				       ----------------------------
Finished publications                  $3,177,949       $3,033,329
Work in process                           370,594          458,997
                                       -----------      -----------
				       $3,548,543       $3,492,326
                                       ===========      ===========

4. Investment in Gradco Systems, Inc.

     As of December 31, 1996 and 1995, the Company owned 913,000 common shares of Gradco, a company engaged in the development and marketing of photocopier machine technology, representing approximately 11.7% of its outstanding common stock. Gradco stock is publicly traded on the NASDAQ National Market System. The aggregate market value of this investment as of December 31, 1996 and 1995 amounted to approximately $3,423,750 and $2,111,000, respectively.

     Selected financial data of Gradco as of and for the 12 months ended December 31, 1996, 1995 and 1994 is as follows and has been extracted from unaudited financial information as filed by Gradco with the Securities and Exchange Commission (in thousands):


                                                     1996       1995       1994
                                                 ------------------------------
Balance sheet data
Total assets                                      $ 60,576   $ 58,957  $ 54,800
Working capital                                     19,438     18,032    12,744
Noncurrent liabilities, including minority
  interest and excluding current installments       17,545     17,988    17,689
Shareholders' equity                                15,736     15,715    12,477

Statement of operations data
Net revenues                                       100,467    101,069    71,458
Net income                                           3,199      2,576       878

     The President and Chairman of the Board of the Company, Mr. Martin E. Tash, is also the President and Chairman of the Board of Gradco.

5. Income Taxes

     Income taxes for the years ended December 31 consist of the following:

							1996
                                        -------------------------------------
					  Current     Deferred      Total
                                        -------------------------------------
Federal                                 $4,481,117   $2,250,883   $6,732,000
State and local                          1,399,513      466,487    1,866,000
                                        -----------  -----------  -----------
                                        $5,880,630   $2,717,370   $8,598,000
                                        ===========  ===========  ===========

							1995
                                        -------------------------------------
					  Current     Deferred      Total
                                        -------------------------------------
Federal                                 $6,680,477   $  902,523   $7,583,000
State and local                          1,629,647      371,353    2,001,000
                                        -----------  -----------  -----------
                                        $8,310,124   $1,273,876   $9,584,000
                                        ===========  ===========  ===========

							1994
                                        -------------------------------------
					  Current     Deferred      Total
                                        -----------  -----------  -----------
Federal                                 $4,800,664   $  838,336   $5,639,000
State and local                          1,489,282      224,718    1,714,000
                                        -----------  -----------  -----------
                                        $6,289,946   $1,063,054   $7,353,000
                                        ===========  ===========  ===========

     Deferred income taxes result from the recognition of the income tax effect of timing differences in reporting transactions for financial and tax purposes. A description of the differences and the related tax effect follows:

						1996      1995        1994
                                        -------------------------------------
Valuation of inventories                $  179,261   $  (95,869)  $ (129,727)
Depreciation                               273,100      412,584      207,181
Allowance for doubtful accounts, etc.      (10,930)      26,100      (45,100)
Adjustments applicable to net
  unrealized gains (losses)              1,651,900    1,555,100    1,030,700
Intangibles related to discontinued
  operations                               624,039     (624,039)           -
                                        -----------  -----------  -----------
                                        $2,717,370   $1,273,876   $1,063,054
                                        ===========  ===========  ===========

     Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:

							  1996        1995
						     --------------------------
Valuation of inventories                              $ 2,164,046    $2,343,307
Depreciation                                              177,444       450,544
Allowance for doubtful accounts, etc.                     143,110       132,180
Net unrealized gains                                   (3,537,900)   (1,886,000)
Intangibles related to discontinued operations                  -       624,039
Equity in losses of Gradco                              1,725,000     1,856,000
                                                      ------------   ----------
Total deferred tax assets                                 671,700     3,520,070
Valuation allowance                                    (1,725,000)   (1,856,000)
                                                      ------------   ----------
Net deferred tax assets (liabilities)                 $(1,053,300)   $1,664,070
                                                      ============   ==========


     The Company has recorded a valuation allowance for the entire value of the deferred tax asset attributable to the equity in losses of Gradco, since management believes the realization of such asset is not reasonably assured. The change in the valuation allowance in 1996, 1995 and 1994 was $(131,000), $(106,400) and $(36,000), respectively.

     A reconciliation of the computed "expected" tax expense at the Federal statutory rate and the actual tax expense for the years shown below is as follows:

                                                               1996                   1995                   1994
                                                        -------------------------------------------------------------------------
                                                                       % of Income             % of Income            % of Income
                                                                       Before                  Before                 Before
                                                                       Income                  Income                 Income
                                                         Amount        Taxes     Amount        Taxes     Amount       Taxes
                                                        -------------------------------------------------------------------------
Computed "expected" tax expense                         $8,147,900     35.0%    $8,830,900     35.0%    $6,987,000    35.0%
Increases (reductions) in tax resulting from:
  State and city income taxes, net of Federal
    income tax benefit                                   1,212,900      5.2      1,300,700      5.2      1,114,000     5.6
  Nontaxable portion of dividend income                   (117,000)     (.5)       (92,500)     (.4)      (390,200)   (2.0)
  Foreign Sales Corporation income taxed
    at a lower rate                                       (431,200)    (1.9)      (363,000)    (1.4)      (363,000)   (1.8)
  Equity in net income of Gradco Systems, Inc.
    not recognized as deferred tax benefits               (131,000)     (.6)      (106,400)     (.5)       (36,000)    (.2)
  Miscellaneous-net                                        (83,600)     (.3)        14,300       .1         41,200      .2
                                                        -----------    -----    -----------    -----    ----------    ------
Actual tax expense                                      $8,598,000     36.9%    $9,584,000     38.0%    $7,353,000    36.8%
                                                        ===========    =====    ===========    =====    ==========    ======
6. Leases

     The Company leases certain real properties. Certain leases provide for the payment of real estate taxes and escalation of rentals based on increases in real estate taxes.

Rental expense for the years ended December 31 is as follows:

                              1996                   $  812,000
                              1995                      769,000
                              1994                      737,000

     Approximate future minimum rentals under all noncancelable operating leases for real property at December 31, 1996 are as follows:

			      1997                   $  351,000
			      1998                      341,000
			      1999                      347,000
			      2000                      354,000
			      2001                      344,000
			      Subsequent to 2001      1,746,000
                                                     ----------
						     $3,483,000
                                                     ==========

7. Profit Sharing and Incentive Compensation Plans

     The Company has a profit sharing plan for its employees which provides for annual contributions based upon the Company's net income as a percentage of gross revenue and the employees' salary level and length of service. Such contributions, which are placed in a trust fund, are invested at the employees' discretion. Contributions under the plan aggregated approximately
$1,065,000 (1996), $1,096,000 (1995) and $1,032,000 (1994). Other accrued expenses and sundry liabilities include accrued contributions under the plan of $1,065,000 (1996) and $1,096,000 (1995).

     The Company has an incentive compensation plan for executive officers and key employees of the Company providing for 5% of the Company's income from operations to be distributed (as provided) to participants of the plan. In addition to the amounts payable as set forth above, since there was investment income (as defined) in 1994, 1995 and 1996, the amount of such income was added to income from operations for the purpose of calculating incentive compensation for 1994, 1995 and 1996. Distributions under the plan aggregated
$1,195,000 (1996), $1,223,000 (1995) and $1,009,500 (1994). Other accrued expenses and sundry liabilities include accrued incentive compensation of $750,000 (1996) and $908,000 (1995).

     The Company has the right to change, modify or terminate the above plans at any time.

8. Per Share Amounts

     Net income per share of Common Stock is computed on the basis of weighted average number of common shares outstanding (3,915,045 (1996), 3,945,629
(1995) and 4,435,831 (1994)).

9. Marketable Securities

     The Company's portfolio of marketable securities is substantially invested in a limited number of issuers, operating principally in the pharmaceutical and communications industries at December 31, 1996 and 1995.
At December 31, 1996 and 1995, the market value of the Company's largest holding (invested in a company operating in the pharmaceutical industry) was $10,234,000 and $8,436,000, respectively.


10. Quarterly Financial Information (Unaudited)

					      Income (Loss)                     Net Income
	    Subscriptions                    from Securities,                   Per Share of
		 and             Cost         Net of Certain        Net          Common
Quarter       Other Sales      of Sales         Expenses          Income (1)     Stock (1)
--------------------------------------------------------------------------------------------
1996
----
First        $12,847,602       $5,224,006       $(190,283)       $2,479,733       $.63
Second        12,358,214        5,342,644       1,736,328         3,331,878        .85
Third         13,319,107        5,392,390       2,733,165         4,355,375       1.12
Fourth        13,403,961        4,994,830       2,559,856         4,883,357       1.26

1995
----
First        $13,117,926       $5,518,593      $2,817,339        $4,005,796      $1.01
Second        12,637,378        5,370,779       2,298,868         3,713,695        .94
Third         13,487,629        5,245,042       1,946,339         3,917,411        .99
Fourth        12,986,738        5,102,422       2,062,350         3,879,902        .98

(1) Amounts of discontinued operations included in net income and net income per share of common stock are as follows:

			 1996                                1995
	---------------------------------------------------------------------------
                                 Net Income         Net          Net Income (Loss)
                  Net           Per Share of      Income         Per Share of
Quarter          Income         Common Stock      (Loss)         Common Stock
-----------------------------------------------------------------------------------
First           $ 70,472          $.02          $  22,226         $ .01
Second           179,427           .04             15,787          .005
Third            118,602           .03             16,311          .005
Fourth                 -             -           (184,571)         (.05)
                ---------        ------         ----------       -------
		$368,501         $ .09          $(130,247)        $(.03)
                =========        ======         ==========       =======

11. Business Segments and Geographic Areas

     The Company operates in only one reportable business segment.

     The Company and its subsidiaries are engaged in the publishing and distribution of advanced scientific materials in the United States and in foreign countries. Export sales by geographic area for the fiscal years ended
December 31, 1996, 1995 and 1994 were as follows:

			   1996           1995           1994
		     ---------------------------------------------
Canada               $  2,950,000     $ 2,789,000     $ 2,553,000
Asia                    6,477,000       6,118,000       5,600,000
Europe                 11,872,000      11,251,000      10,299,000
Pacific Rim             1,323,000       1,260,000       1,153,000
Other                   1,162,000       1,075,000         985,000
                     -------------    ------------    ------------
		      $23,784,000     $22,493,000     $20,590,000
                     =============    ============    ============

     Operating margins attributable to foreign sales were not materially different from operating margins attributable to domestic sales. The Company has no significant assets located in the geographic areas listed above.

12. Distribution Agreement

     In November 1993, the Company entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which the litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006.

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

      Under the Distribution Agreement in 1995, MN undertook the publication of the English translations of 14 additional Russian journals, which are promoted and distributed by the Company. In 1996, MN undertook the publication of the English translations of six additional Russian journals to be promoted and distributed by the Company, and in 1997 it has undertaken the publication of one additional journal. As to each additional journal which is published by MN and distributed by the Company under the Distribution Agreement, the Company will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.

     The Company continues to publish 13 journals which it has been unable to transfer to MN by reason of objections by the journal publishers. With reference to such journals, MN has commenced a litigation against the Company (see Note 13).

     The journals published by MN are translated and published in Russia. The Company continues its activities in translating, publishing and distributing the 40 English Translation Russian Journals not subject to the Agreement, as well as the 13 journals referred to above. These activities are undertaken pursuant to the Company's existing English translation and publication contracts with the individual entities publishing the Russian language journals which generally extend through 2001.

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

     On January 22, 1997, MN commenced a civil action against the Company.
MN alleges that the Company breached the Distribution Agreement referred to in Note 12. The Agreement provided for the assignment by the Company to MN of agreements relating to the publication of translations of certain Russian scientific journals and their worldwide distribution where assignment was permitted or agreed to by the publishers. A number of the publishers of journals have refused to give their consent. MN asserts that the Company did not use its best efforts to obtain consent or otherwise breached the Distribution Agreement with MN. The Company, which has answered the complaint, believes that it has adequate defenses to defeat the MN claims. Discovery has not yet been commenced in this litigation. Management believes that the ultimate outcome of this matter will not have a materially adverse effect on the Company's financial condition.

			Plenum Publishing Corporation
			  and Subsidiary Companies

	       Schedule II-Valuation and Qualifying Accounts


Column A                                      Column B          Column C        Column D        Column E
-------------------------------------------------------------------------------------------------------------
							       Additions
					      Balance          Charged to                         Balance
					   at beginning        Costs and                          End of
Description                                  of Period          Expenses        Deductions        Period
-------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
Allowances deducted from assets to
  which they apply:
    Allowance for doubtful accounts            $125,000       $   25,700      $   71,700 (a)     $   79,000
    Allowance for sales returns                $810,000       $2,977,603      $3,037,603 (b)     $  750,000

Year ended December 31, 1995
Allowances deducted from assets to
  which they apply:
    Allowance for doubtful accounts            $181,000       $   30,260      $   86,260 (a)     $  125,000
    Allowance for sales returns                $740,000       $2,790,457      $2,720,457 (b)     $  810,000

Year ended December 31, 1994
Allowances deducted from assets to
  which they apply:
    Allowance for doubtful accounts            $179,000       $   14,168      $   12,168 (a)     $  181,000
    Allowance for sales returns                $669,000       $2,774,520      $2,703,520 (b)     $  740,000


Notes:
(a)     Uncollectible receivables written off.
(b)     Returns made by customers.