Form 10-Q
period 1997-03-31
PLENUM PUBLISHING CORP
filed 1997-05-15
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Month Period Ended                  Commission File #0-916-3
March 31, 1997

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
                    Yes    X        No
                        -------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  05/ 15 /97:               3,834,251
                                                               ---------

                                  INDEX

         PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
------         ---------------------

Item      1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     March 31, 1997 and December 31, 1996                        3

     Condensed consolidated statements of income
     and retained earnings  -- Three months ended
     March 31, 1997 and 1996                                     5

     Condensed consolidated statements of cash
     flows -- Three months ended March 31, 1997
     and 1996                                                    6

     Notes to condensed consolidated financial
     statements  -- March 31, 1997                               7

Item      2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

PART II        OTHER INFORMATION
-------        -----------------
Item      6.   Exhibits and Reports on Form 8-K                 11


SIGNATURES                                                      12
----------

PART I - FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          March 31             December 31
                                                                          --------             -----------
                                                                            1997                  1996
                                                                            ----                  ----
                                                                        (UNAUDITED)             ( NOTE )
                                                                      -------------         -------------
ASSETS
Current Assets:
    Cash and cash equivalents ( $47,874,685 and $ 48,930,459 )           48,223,300           $49,423,477
    Marketable securities at aggregate market value                      23,727,603            27,417,072
    Interest and dividends receivable                                       209,357               248,198
    Receivables net of allowances of $847,000
        and $ 829,000                                                     5,370,227             5,237,940
    Inventories --Note D                                                  3,885,225             3,548,543
                                                                       -------------         -------------
                Total Current Assets                                     81,415,712            85,875,230
                                                                       -------------         -------------
Costs Applicable to Deferred Subscription  Income                           492,230               556,988
                                                                       -------------         -------------

Property, Plant and Equipment, at cost:
    Land                                                                    690,000               690,000
    Building, net of accumulated depreciation of
        $663,886 and $638,266                                             2,869,891             2,895,511
    Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
        of $679,639 and $614,716                                            367,167               389,841
    Plate costs, net of accumulated depreciation of
        $4,323,034 and $3,994,410                                         3,237,854             3,170,906
                                                                       -------------         -------------
                                                                          7,164,912             7,146,258
                                                                       -------------         -------------
Deferred Income Tax                                                         132,343               177,444
                                                                       -------------         -------------
Deferred Charges and Other Assets:
    Cost of subscription lists of Human Sciences Press
         and Agathon journals, net of accumulated amortization
         of $2.328,313 and $2,259,499                                     2,374,251             2,443,066
    Royalties                                                             1,614,309             1,486,485
    Investment in Gradco Systems, Inc.                                    2,750,449             2,750,449
    Investment in Tutor Time Learning Systems, Inc., at cost,
         and related note receivable                                      1,100,000             1,100,000
Deposits and other                                                          978,587               319,494
                                                                       -------------         -------------
                                                                          8,817,596             8,099,494
                                                                       -------------         -------------

Excess of Cost of Assets Acquired Over Fair Value
    Thereof, net of accumulated amortization of
    $233,484 and $231,262                                                   122,156               124,379
                                                                       -------------         -------------
Total Assets                                                            $98,144,949          $101,979,793
                                                                       =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to customers                                                       $551,680              $544,277
    Accounts payable                                                      2,246,695             3,181,286
    Income taxes payable                                                  2,401,125               913,250
    Royalties payable                                                     2,265,533             2,362,019
    Other accrued expenses and sundry liabilities                         3,036,349             4,035,185
    Dividends payable                                                     1,193,529             1,165,285
    Deferred income tax liabilities                                         138,044             1,230,744
                                                                       -------------         -------------
                Total Current Liabilities                                11,832,955            13,432,046

Deferred Subscription Income                                             23,938,209            25,148,620

                                                                       -------------         -------------
               Total Liabilities                                         35,771,164            38,580,666
                                                                       -------------         -------------


Stockholders' Equity -- Note E
    Preferred Stock, par value $1 per share;
        Authorized - 1,000,000 shares; none issued
    Common Stock, par value $.10 per share;
        Authorized-12,000,000 shares;
        Issued-5,847,241 shares                                             584,724               584,724
    Paid-in additional capital                                            3,951,526             3,951,526
    Retained earnings                                                   105,449,987           105,283,732
                                                                       -------------         -------------
                                                                        109,986,237           109,819,982



    Less 1,997,146 and 1,962,956 shares of Common
        Stock held in treasury - at cost                                 47,612,452            46,420,855
                                                                       -------------         -------------


                Total Stockholders' Equity                              62,373,785            63,399,127
                                                                       -------------         -------------
Total Liabilities and Stockholders' Equity                              $98,144,949          $101,979,793
                                                                       =============         =============


Note:   The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)


                                                                               Three Months Ended March 31
                                                                             ------------------------------
                                                                                 1997            1996
                                                                             --------------   -------------
Income:
           Subscriptions, books and other sales, net                          $12,287,468       $12,847,602
                                                                             -------------     -------------

Costs and Expenses:
           Cost of sales                                                        5,243,509         5,224,006
           Royalties                                                              832,995           956,329
           Selling, general and administrative expenses                         2,589,832         2,672,723
                                                                             -------------     -------------
                                                                                8,666,336         8,853,058
                                                                             -------------     -------------
             Income From Operations                                             3,621,132         3,994,544

Dividend income                                                                    80,927           150,870
Interest income                                                                   747,869           639,799
Net realized gain on sales of marketable securities                               202,381           438,318
Net unrealized loss on marketable securities                                   (2,524,800)       (1,365,145)
Other investment related expenses                                                 (56,725)          (54,125)
                                                                             -------------     -------------
Income from continuing operations before income taxes                           2,070,784         3,804,261
                                                                             -------------     -------------

Income taxes--Note F
           Federal                                                                567,000         1,102,000
           State and City                                                         144,000           293,000
                                                                             -------------     -------------
                                                                                  711,000         1,395,000
                                                                             -------------     -------------

Income from continuing operations                                               1,359,784         2,409,261
Income from discontinued operations, net of
           income tax of $45,000                                                        -            70,472
                                                                             -------------     -------------
Net income                                                                      1,359,784         2,479,733
Retained earnings - beginning of period                                       105,283,732        94,927,495
                                                                             -------------     -------------
                                                                              106,643,516        97,407,228
Cash dividends ($.31 and $.30 a share)                                          1,193,529         1,182,457
                                                                             -------------     -------------
Retained earnings - end of period                                            $105,449,987        96,224,771
                                                                             =============     =============

Per Share of Common Stock - Notes C and E:
Income from continuing operations                                                    $.35              $.61
Income from discontinued operations                                                     -              0.02
                                                                             -------------     -------------
Net income                                                                           $.35              $.63
                                                                             =============     =============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months  Ended March 31
                                                                               -----------------------------
                                                                                   1997            1996
                                                                                   ----            ----
Cash flows from operating activities:
      Net income                                                               $1,359,784       $2,479,733
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation of plate costs                                         328,624          350,258
              Depreciation and amortization of building,
                  furniture, fixtures, equipment and
                  leasehold improvements                                           90,543           84,143
              Amortization of deferred charges and excess
                  of cost of assets acquired over fair value
                  thereof                                                         527,114          512,792
              Net realized gain on sale of marketable
                  securities                                                     (202,381)        (438,318)
              Net unrealized loss on marketable securities                      2,524,800        1,365,145
              Purchases of marketable securities                               (3,627,569)      (3,207,189)
              Proceeds from sale of marketable securities                       4,994,619        6,138,209
              Decrease (increase) in deferred income
                  tax benefits                                                 (1,047,599)        (695,800)
              Changes in operating assets and liabilities:
                  Decrease (increase) in:
                    Receivables                                                   (93,446)        (453,782)
                    Inventories                                                  (336,682)        (442,058)
                    Other assets                                               (1,242,992)        (966,147)
                  Increase (decrease) in:
                    Due to customers, accounts payable, royalties payable,
                        accrued expenses and sundry liabilities                (2,022,510)      (3,321,599)
                    Income taxes payable                                        1,487,875        2,035,987
                    Deferred subscription income and costs
                        applicable thereto-net                                 (1,145,653)         150,114
                                                                              ------------     ------------
                              Net Cash Provided by Operating Activities         1,594,527        3,591,488
                                                                              ------------     ------------
Cash flows from investing activities:
      Additions to plate costs                                                   (395,572)        (407,709)
      Additions to furniture, fixtures, equipment
          and leasehold improvements                                              (42,250)         (26,374)
                                                                              ------------     ------------
                              Net Cash Used in Investing Activities              (437,822)        (434,083)
                                                                              ------------     ------------
Cash flows from financing activities:
      Acquisition of treasury stock                                            (1,191,597)               -
      Dividends paid                                                           (1,165,285)      (1,143,042)
                                                                              ------------     ------------
                              Net Cash Used in Financing Activities            (2,356,882)      (1,143,042)
                                                                              ------------     ------------
Net (Decrease) Increase  in Cash and Cash Equivalents                          (1,200,177)       2,014,363
Cash and cash equivalents at beginning of period                               49,423,477       40,093,105
                                                                              ------------     ------------
                              Cash and Cash Equivalents at End of Period      $48,223,300      $42,107,468
                                                                              ============     ============

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the three months ended March 31, 1997 and 1996 for:

                                                      1997             1996
                                                      ----             ----

                         Income  Tax                $270,724          $99,813

NOTE C -- DISCONTINUED OPERATIONS

In December 1995, the Company's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J S.Canner & Company, Inc., effective October 1996.

NOTE D -- INVENTORIES

Inventories at March 31, 1997 and December 31, 1996 are comprised of:

                                                      1997             1996
                                                      ----             ----

                         Finished publications    $3,634,128        $3,177,949
                         Work in process             251,097           370,594
                                                  ----------        ----------
                                                  $3,885,225        $3,548,543
                                                  ==========        ==========

NOTE E -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three months ended March 31, 1997 and 1996 is 3,871,593 and 3,941,523 , respectively.
    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.
The adoption of Statement 128 will not have a material impact on the calculation of fully diluted earnings per share for all prior periods.

NOTE F -- INCOME TAXES:

Total tax expense for the three month periods ended March 31, 1997 and 1996 amounted to $711,000 and $1,395,000
(effective rates of 34.33% and 36,67%), totals different from those computed by applying the U.S. Federal income tax rate to income before taxes.  The reasons for these differences are as follows:

                                                            Three Months Ended March 31
                                                            ---------------------------
                                                  1997                        1996
                                         -------------------------------------------------------
                                                          % of                       % of
                                                         Income                      Income
                                                         Before                      Before
                                                         Income                      Income
                                           Amount        Taxes         Amount        Taxes
                                        --------------------------------------------------------
Computed "expected" tax expense           $724,800          35.00%     $1,331,500          35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
          taxes, net of Federal
          income tax benefit                93,600           4.52         190,400           5.00

       Nontaxable portion of
         dividend income                      (500)                       (37,000)         (0.97)

       FSC income taxed at a
         lower rate                        (87,500)         (4.22)        (96,200)         (2.53)

       Miscellaneous - net                 (19,400)          (.97)          6,300           0.17
                                        -----------     -----------     ----------    -----------
Actual Tax Expense                        $711,000          34.33%     $1,395,000          36.67%
                                        ===========     ===========    ===========    ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Three Month Period - 1997 vs 1996
---------------------------------

     Revenues from the Company's continuing publishing operations decreased by 4.4 % to $12,287,468. Revenues from subscriptions decreased by 4.8 %, primarily due to the following:

     (a) the decrease in revenues from the translation journals resulting from the Company's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (the "Distribution Agreement") (see below),

     (b) nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translation of Russian language journals, offset by higher selling prices, and

     (c) fewer journal issues  published.

     In November 1993, the Company entered into the Distribution Agreement with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Company's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006. The new arrangement resulted in decreased revenues from subscription journals for the three months ended
March 31, 1997.

     Revenues from book sales for the three months ended March 31, 1997 decreased by 5.4 %, mainly due to the reduction in the number of book titles published, and decreased sales of backlist books.
     The cost of sales from continuing operations as a percentage of revenues for the three months ended March 31, 1997 increased from 40.7% to 42.7%, principally due to decreased sales of backlist books. The Company provides for absolescence by writing down the inventory value of backlist books, resulting in higher gross margin on backlist sales. The decrease in royalty expenses resulted from the decline in book sales and also due to the fact that under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Academy. The decrease in selling, general, and administrative expenses was primarily due to decreased advertising expenditures, mailing expenses and repair and maintenance cost, offset by higher professional fees.
     The increase in interest income was principally due to increased investment in commercial paper, time deposits and money market funds. The decrease in dividend income was attributable to the changes in the portfolio of marketable securities. The company had net realized gain of $202,381 and net unrealized loss of $2,524,800 on marketable securities for the three months ended March 31, 1997, as compared to net realized gain of $438,318 and net unrealized loss of $1,365,145 on marketable securities for the three months ended March 31, 1996.
     The decrease in net income was principally attributable to the decrease in investment income as discussed in the preceding paragraph and decreased income from publishing operations.


LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

     The ratio of current assets to current liabilities is 6.9 to 1 at March 31, 1997 compared to 6.4 to 1 at December 31, 1996.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $71,950,900 at March 31, 1997 invested in marketable securities and in cash and cash equivalents, which are available for use in business or acquisitions.

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K
----------------------------------------

        (a)    Exhibits  -  None.

        (b)    Report on Form 8-K  -  None.

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            PLENUM PUBLISHING CORPORATION
                            -----------------------------




                                         By: /s/ Martin E. Tash
Date:  May 15, 1997                  ---------------------------------------
                                                 Martin E. Tash
                                               President and CEO







                                        By: /s/ Ghanshyam A. Patel
Date: May 15, 1997                   ---------------------------------------
                                                 Ghanshyam A. Patel
                                                 Treasurer and CFO