Form 10-Q
period 1997-06-30
PLENUM PUBLISHING CORP
filed 1997-08-14
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13
            OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Six Month Period Ended                  Commission File #0-916-3
June 30, 1997

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
                    Yes    X        No
                        -------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  08/ 14 /97:               3,831,251
                                                               ---------

                                  INDEX

         PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
------         ---------------------

Item      1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     June 30, 1997 and December 31, 1996                        3

     Condensed consolidated statements of income
     and retained earnings  -- Six and Three months
     ended June 30, 1997 and 1996                               5

     Condensed consolidated statements of cash
     flows -- Six months ended June 30, 1997
     and 1996                                                   6

     Notes to condensed consolidated financial
     statements  -- June 30, 1997                               7

Item      2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9

PART II        OTHER INFORMATION
-------        -----------------

Item      4.   Submission of Matters to a vote of security
          Holders
Item      6.   Exhibits and Reports on Form 8-K                 11


SIGNATURES                                                      12
----------

PART I - FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30             December 31
                                                                        -------             -----------
                                                                          1997                1996
                                                                          ----                ----
                                                                      (UNAUDITED)           ( NOTE )
                                                                      -----------           --------
ASSETS
Current Assets:
        Cash and cash equivalents ( $47,525,968 and $48,930,459 )     $48,480,239           $49,423,477
        Marketable securities at aggregate market value                24,105,409            27,417,072
        Interest and dividends receivable                                 305,864               248,198
        Receivables net of allowances of $852,000
            and $829,000                                                4,928,399             5,237,940
        Inventories --Note D                                            3,638,016             3,548,543
                                                                    --------------         -------------
                Total Current Assets                                   81,457,927            85,875,230
                                                                    --------------         -------------
Costs Applicable to Deferred Subscription  Income                         457,653               556,988
                                                                    --------------         -------------

Property, Plant and Equipment, at cost:
        Land                                                              690,000               690,000
        Building, net of accumulated depreciation of
            $689,506 and $638,266                                       2,844,271             2,895,511
        Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
            of $744,560 and $614,716                                      386,854               389,841
        Plate costs, net of accumulated depreciation of
            $4,616,596 and $3,994,410                                   3,226,795             3,170,906
                                                                    --------------         -------------
                                                                        7,147,920             7,146,258
                                                                    --------------         -------------
Deferred Income Tax                                                        95,043               177,444
                                                                    --------------         -------------
Deferred Charges and Other Assets:
        Cost of subscription lists of Human Sciences Press
             and Agathon journals, net of accumulated amortization
             of $2,397,128 and $2,259,499                               2,305,436             2,443,066
        Royalties                                                       1,577,524             1,486,485
        Investment in Gradco Systems, Inc.                              2,750,449             2,750,449
        Investment in Tutor Time Learning Systems, Inc., at cost,
             and related note receivable                                1,100,000             1,100,000
        Deposits and other                                                652,223               319,494
                                                                    --------------         -------------
                                                                        8,385,632             8,099,494
                                                                    --------------         -------------

Excess of Cost of Assets Acquired Over Fair Value
        Thereof, net of accumulated amortization of
        $235,707 and $231,262                                             119,933               124,379
                                                                    --------------         -------------
Total Assets                                                          $97,664,108          $101,979,793
                                                                    ==============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Due to customers                                                     $548,764              $544,277
    Accounts payable                                                    1,466,026             3,181,286
    Income taxes payable                                                1,942,424               913,250
    Royalties payable                                                   1,514,395             2,362,019
    Other accrued expenses and sundry liabilities                       3,771,854             4,035,185
    Dividends payable                                                   1,187,688             1,165,285
    Deferred income tax liabilities                                     1,553,144             1,230,744
                                                                    --------------         -------------
               Total Current Liabilities                               11,984,295            13,432,046

Deferred Subscription Income                                           19,847,770            25,148,620

                                                                    --------------         -------------
               Total Liabilities                                       31,832,065            38,580,666
                                                                    --------------         -------------


Stockholders' Equity -- Note E
    Preferred Stock, par value $1 per share;
        Authorized - 1,000,000 shares; none issued
    Common Stock, par value $.10 per share;
        Authorized-12,000,000 shares;
        Issued-5,847,241 shares                                           584,724               584,724
    Paid-in additional capital                                          3,951,526             3,951,526
    Retained earnings                                                 109,590,129           105,283,732
                                                                    --------------         -------------
                                                                      114,126,379           109,819,982



    Less 2,015,990 and 1,962,956 shares of Common
        Stock held in treasury - at cost                               48,294,336            46,420,855
                                                                    --------------         -------------


               Total Stockholders' Equity                              65,832,043            63,399,127
                                                                    --------------         -------------
Total Liabilities and Stockholders' Equity                            $97,664,108          $101,979,793
                                                                    ==============         =============


Note:           The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)

                                                                   Six Months  Ended June 30           Three Months  Ended June 30
                                                                   -------------------------           ---------------------------
                                                                     1997            1996                1997            1996
                                                                     ----            ----                ----            ----
Income:
           Subscriptions, books and other sales, net               $25,762,862      $25,205,816      $13,475,394      $12,358,214
                                                                  -------------    -------------    -------------    -------------

Costs and Expenses:
           Cost of sales                                            10,532,598       10,566,650        5,289,089        5,342,644
           Royalties                                                 1,688,783        1,662,733          855,788          706,404
           Selling, general and administrative expenses              5,511,069        5,522,766        2,921,237        2,850,043
                                                                  -------------    -------------    -------------    -------------
                                                                    17,732,450       17,752,149        9,066,114        8,899,091
                                                                  -------------    -------------    -------------    -------------
            Income from operations                                   8,030,412        7,453,667        4,409,280        3,459,123

Dividend income                                                        143,187          281,563           62,260          130,693
Interest income                                                      1,490,299        1,262,533          742,430          622,734
Net realized gain on sales of marketable securities                    303,356          750,170          100,975          311,852
Net unrealized gain (loss) on marketable securities                  1,100,912         (562,271)       3,625,712          802,874
Other investment-related expenses                                     (250,553)        (185,950)        (193,828)        (131,825)
                                                                  -------------    -------------    -------------    -------------
Income from continuing operations before income taxes               10,817,613        8,999,712        8,746,829        5,195,451
                                                                  -------------    -------------    -------------    -------------

Income taxes--Note F
           Federal                                                   3,320,000        2,625,000        2,753,000        1,523,000
           State and City                                              810,000          813,000          666,000          520,000
                                                                  -------------    -------------    -------------    -------------
                                                                     4,130,000        3,438,000        3,419,000        2,043,000
                                                                  -------------    -------------    -------------    -------------

Income from continuing operations                                    6,687,613        5,561,712        5,327,829        3,152,451
Income from discontinued operations, net of
income tax of $135,000 and $90,000                                           -          249,899                -          179,427
                                                                  -------------    -------------    -------------    -------------
Net income                                                           6,687,613        5,811,611        5,327,829        3,331,878
Retained earnings - beginning of period                            105,283,732       94,927,495      105,449,987       96,224,771
                                                                  -------------    -------------    -------------    -------------
                                                                   111,971,345      100,739,106      110,777,816       99,556,649
Cash dividends ($.62 and $.60 a share and $.31 and $.30 a share)     2,381,216        2,361,114        1,187,687        1,178,657
                                                                  -------------    -------------    -------------    -------------
Retained earnings - end of period                                 $109,590,129      $98,377,992     $109,590,129      $98,377,992
                                                                  =============    =============    =============    =============

Per Share of Common Stock - Notes C and E:
Income from continuing operations                                        $1.73            $1.41            $1.39             $.80
Income from discontinued operations                                          -              .07                -             $.05
                                                                  -------------    -------------    -------------    -------------
Net income                                                               $1.73            $1.48            $1.39             $.85
                                                                  =============    =============    =============    =============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
										      Six Months  Ended June 30
										    -------------------------------
											 1997             1996
                                                                                         ----             ----
Cash flows from operating activities:
      Net income                                                                      $6,687,613       $5,811,611
      Adjustments to reconcile net income to net cash
	  provided by operating activities:
	      Depreciation of plate costs                                                622,186          704,823
	      Depreciation and amortization of building,
		  furniture, fixtures, equipment and
		  leasehold improvements                                                 181,084          165,190
	      Amortization of deferred charges and excess
		  of cost of assets acquired over fair value
		  thereof                                                                957,644          869,404
	      Net realized gain on sale of marketable
		  securities                                                            (303,356)        (750,170)
	      Net unrealized (gain) loss on marketable securities                     (1,100,912)         562,271
	      Purchases of marketable securities                                      (5,348,721)      (5,987,950)
	      Proceeds from sale of marketable securities                             10,064,652        7,915,746
	      Decrease (increase) in deferred income
		  tax benefits                                                           404,801         (260,800)
	      Changes in operating assets and liabilities:
		 Decrease (increase) in:
		    Receivables                                                          251,875          672,535
		    Inventories                                                          (89,473)        (183,948)
		    Other assets                                                      (1,239,335)      (1,023,274)
		 Increase (decrease) in:
		    Due to customers, accounts payable, royalties payable,
			accrued expenses and sundry liabilities                       (2,821,728)      (3,977,791)

		    Income taxes payable                                               1,029,174          (40,861)
		    Deferred subscription income and costs
			applicable thereto-net                                        (5,201,515)      (3,251,188)
                                                                                     ------------      ------------
			      Net Cash Provided by Operating Activities                4,093,989        1,225,598
                                                                                     ------------      ------------
Cash flows from investing activities:
      Additions to plate costs                                                          (678,075)        (684,434)
      Additions to furniture, fixtures, equipment
	  and leasehold improvements                                                    (126,858)         (80,653)
                                                                                     ------------      ------------
			      Net Cash Used in  Investing Activities                    (804,933)        (765,087)
                                                                                     ------------      ------------
Cash flows from financing activities:
      Acquisition of treasury stock                                                   (1,873,481)        (453,096)
      Dividends paid                                                                  (2,358,813)      (2,325,499)
                                                                                     ------------      ------------
			      Net Cash Used in Financing Activities                   (4,232,294)      (2,778,595)
                                                                                     ------------      ------------
Net Decrease in Cash and Cash Equivalents                                               (943,238)      (2,318,084)
Cash and cash equivalents at beginning of period                                      49,423,477       40,093,105
                                                                                     ------------     -------------
			      Cash and Cash Equivalents at End of Period             $48,480,239      $37,775,021
										     ============     =============
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the six months ended June 30, 1997 and 1996 for:

                                        1997                 1996
                                        ----                 ----
       Income  Tax                   $2,696,025           $3,874,661

NOTE C -- DISCONTINUED OPERATIONS

In December 1995, the Company's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J S.Canner & Company, Inc., effective October 1996.

NOTE D -- INVENTORIES

Inventories at June 30, 1997 and December 31, 1996 are comprised of:

                                        1997                 1996
                                        ----                 ----
       Finished publications         $3,276,941           $3,177,949
       Work in process                  361,075              370,594
                                     ----------          -----------
                                     $3,638,016           $3,548,543
                                     ==========          ===========

NOTE E -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three and six months ended June 30, 1997 and 1996 is as follows:

                                        1997                 1996
                                        ----                 ----
      Six months                      3,856,589            3,937,523
      Three months                    3,839,962            3,934,523

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

NOTE F -- INCOME TAXES:

Total tax expense for the six month periods ended June 30, 1997 and 1996 amounted to $4,130,000 and $3,438,000 (effective rates of 38.18% and 38.20%), and for the three month periods ended June 30, 1997 and 1996 amounted to $3,419,000 and $2,043,000 (effective rates of 39.09% and 39.32%), totals different from those computed by applying the U.S. Federal income tax rate of 35% to income before income taxes. The reasons for these differences are as follows:

                                            Six Months Ended June 30                            Three Months Ended June 30
                                            ------------------------                            --------------------------
                                          1997                     1996                         1997               1996
                                  ---------------------------------------------      --------------------------------------------
						% of                    % of                        % of                    % of
                                                Income                  Income                     Income                  Income
                                                Before                  Before                     Before                  Before
                                                Income                  Income                     Income                  Income
                                     Amount     Taxes     Amount        Taxes           Amount     Taxes     Amount        Taxes

                                  ---------------------------------------------      --------------------------------------------
Computed "expected" tax expense   $3,786,200    35.00%    $3,149,800    35.00%       $3,061,400    35.00%    $1,818,300    35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
	  taxes, net of Federal
          income tax benefit         526,500     4.87        528,400     5.87           432,900     4.95        338,000     6.50

       Nontaxable portion of
         dividend income                   -        -        (69,000)   (0.46)                -        -        (32,000)   (0.61)

       FSC income taxed at a
         lower rate                 (175,000)   (1.62)      (199,500)   (2.22)          (87,500)   (1.00)      (103,300)   (1.99)

       Miscellaneous - net            (7,700)   (0.07)        28,300     0.01            12,200     0.14         22,000     0.42
                                  -----------   ------    ----------    ------       ----------    ------    -----------   ------
Actual Tax Expense                $4,130,000    38.18%    $3,438,000    38.20%       $3,419,000    39.09%    $2,043,000    39.32%
                                  ===========   ======    ==========    ======       ==========    ======    ===========   ======


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                               OPERATIONS

OPERATIONS
----------

     Revenues from the Company's publishing operations for the three and six months ended June 30, 1997 increased by 9.0% and 2.2%, respectively. Revenues from subscriptions for the three and six months ended June 30, 1997 increased by 13.7% and 4.7 %, respectively, primarily due to more journal issues published, higher selling prices and increased sales of single issues of back volume journals, offset by nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translations of Russian language journals.

     Revenues from book sales for the three and six months ended June 30, 1997 decreased by 0.4 % and 3.2%, respectively, due to the reduction in the number of book titles published, offset by increased sales of backlist books.

     The cost of sales as a percentage of revenues for the three and six months ended June 30, 1997 decreased from 43.2% and 41.9% to 39.3% and 40.9%, respectively, mainly due to increased sales of backlist books and back volume journal issues, which have above average gross margins. The Company provides for obsolescence by writing down the inventory value of backlist books and back volume journals issues, resulting in higher gross margins on backlist sales.

     The increase in royalty expenses for the three and six months ended June 30, 1997 was principally attributable to increased subscription revenues, offset by the decline in book sales. The increase in selling, general and administrative expenses for the three months ended June 30, 1997 was primarily due to higher salaries and professional fees, offset by decreased advertising expenditures, mailing expenses, repair and maintenance cost and insurance expense.

     The increase in interest income for the three and six months ended June 30, 1997 was principally due to increased investment in commercial paper, time deposits, and money market funds. The decrease in dividend income for the three and six months ended June 30, 1997 was attributable to the changes in the portfolio of marketable securities. The Company had net realized and unrealized gains of $100,975 and $3,625,712, respectively, on marketable securities for the three months ended June 30, 1997 as compared to net realized and unrealized gains of $311,852 and $802,874, respectively, on marketable securities for the three months ended June 30, 1996. The Company had net realized and unrealized gains of $303,356 and $1,100,912, respectively, on marketable securities for the six months ended June 30, 1997 as compared to net realized gain of $750,170 and net unrealized loss of $562,271 on marketable securities for the six months ended June 30, 1996.

     The increase in net income for the three and six months ended June 30, 1997 was mainly due to the increase in investment income as discussed in the preceding paragraph and increased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

     The ratio of current assets to current liabilities is 6.8 to 1 at June 30, 1997 compared to 6.4 to 1 at December 31,1996.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $72,586,000 at June 30, 1997 invested in marketable securities and in cash and cash equivalents, which are available for use in business or acquisitions.

                        PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     (a)  The Company's Annual Meeting of Stockholders was held on June
          26, 1997.

     (b) The sole purpose of the meeting was the election of four directors of the Company, to serve for a term of two years (i.e. until the Annual Meeting to be held in 1999). Proxies were solicited by management for its nominees, pursuant to Regulation 14 under the Securities Exchange Act of 1934, and there was no opposing solicitation. All of such nominees were elected as directors by the required plurality of the votes cast. The directors so elected are Israel Gitman, Howard F. Mathiasen, Nathan Tash and Earl Ubell, all of whom were incumbent directors. The other directors (whose current two-year term of office expires at the Annual Meeting to be held in 1998) are Bernard Bressler, Mark Shaw and Martin E. Tash.

     (c) The votes cast for, and withheld from, each of the nominees (out of the 3,831,251 shares of Common Stock outstanding and entitled to vote as of the record date of May 15, 1997) are set forth below. There were no broker non-votes.

Nominees                      For                 Withheld
--------                      ---                 --------

Israel Gitman               3150518                 61815
Howard F. Mathiasen         3148921                 63412
Nathan Tash                 3125965                 86368
Earl Ubell                  3146335                 65998

Item 6.  Exhibits and Report on Form 8-K
-------  -------------------------------

          (a)  Exhibits - None.

          (b)  Reports on Form 8 - K - None.

                                SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            PLENUM PUBLISHING CORPORATION
                            -----------------------------




                                         By: /s/ Martin E. Tash
Date:  Aug 14, 1997                  ---------------------------------------
                                                 Martin E. Tash
                                               President and CEO







                                        By: /s/ Ghanshyam A. Patel
Date: Aug 14, 1997                   ---------------------------------------
                                                 Ghanshyam A. Patel
                                                 Treasurer and CFO