Form 10-Q
period 1997-09-30
PLENUM PUBLISHING CORP
filed 1997-11-13
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

			 WASHINGTON, D.C. 20549

				FORM 10-Q
		    QUARTERLY REPORT UNDER SECTION 13
	    OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Month Period Ended                  Commission File #0-916-3
September 30, 1997

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

		       COMMON STOCK $.10 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filling requirements for at least the past 90 days.
		    Yes    X        No
			-------        ------
     Indicate the number of shares outstanding of each of the issuer's
     classes of common stock, as of  11/ 13 /97:               3,510,251
							       ---------

				  INDEX

	 PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
------         ---------------------

Item      1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets--
     September 30, 1997 and December 31, 1996                        3

     Condensed consolidated statements of income
     and retained earnings  -- Nine and Three months
     ended September 30, 1997 and 1996                               5

     Condensed consolidated statements of cash
     flows -- Nine months ended September 30, 1997
     and 1996                                                        6

     Notes to condensed consolidated financial
     statements  -- September 30, 1997                               7

Item      2.   Management's Discussion and Analysis of
	       Financial Condition and Results of Operations         9

PART II        OTHER INFORMATION
-------        -----------------

Item      6.   Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                          12
----------

PART I - FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

								      September 30           December 31
								      ------------           ------------
									  1997                   1996
									  ----                   ----
								      (UNAUDITED)              ( NOTE )
								      -----------              --------
ASSETS
Current Assets:
  Cash and cash equivalents ( $36,248,010 and $48,930,459 )           $36,677,014             $49,423,477
  Marketable securities at aggregate market value                      14,001,583              27,417,072
  Interest and dividends receivable                                       143,111                 248,198
  Receivables net of allowances of $886,000
    and $829,000                                                        5,359,702               5,237,940
  Inventories --Note D                                                  3,649,731               3,548,543
								      ------------           ------------
    Total Current Assets                                               59,831,141              85,875,230
								      ------------           ------------
Costs Applicable to Deferred Subscription Income                          469,230                 556,988
								      ------------           ------------
Property, Plant and Equipment, at cost:
  Land                                                                    690,000                 690,000
  Building, net of accumulated depreciation of
    $715,126 and $638,266                                               2,818,651               2,895,511
  Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
    of $759,226 and $614,716                                              383,506                 389,841
  Plate costs, net of accumulated depreciation of
    $4,970,133 and $3,994,410                                           3,241,634               3,170,906
								      ------------           ------------
									7,133,791               7,146,258
								      ------------           ------------
Deferred Income Tax                                                        40,643                 177,444
								      ------------           ------------
Deferred Charges and Other Assets:
  Cost of subscription lists of Human Sciences Press
    and Agathon journals, net of accumulated amortization
    of $2,465,943 and $2,259,499                                        2,236,621               2,443,066
  Royalties                                                             1,709,829               1,486,485
  Investment in Gradco Systems, Inc.                                    2,750,449               2,750,449
  Investment in Tutor Time Learning Systems, Inc., at cost,
    and related note receivable                                         1,100,000               1,100,000
  Deposits and other                                                      589,162                 319,494
								      ------------           ------------
									8,386,061               8,099,494
								      ------------           ------------
Excess of Cost of Assets Acquired Over Fair Value
  Thereof, net of accumulated amortization of
    $237,930 and $231,262                                                 117,711                 124,379
								      ------------           ------------
Total Assets                                                          $75,978,577            $101,979,793
								      ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to customers                                                       $560,251                $544,277
  Accounts payable                                                      1,340,357               3,181,286
  Income taxes payable                                                  1,817,781                 913,250
  Royalties payable                                                     1,834,730               2,362,019
  Other accrued expenses and sundry liabilities                         4,007,478               4,035,185
  Dividends payable                                                     1,088,178               1,165,285
  Deferred income tax liabilities                                          98,119               1,230,744
								      ------------           ------------
	   Total Current Liabilities                                   10,746,894              13,432,046

Deferred Subscription Income                                           13,761,033              25,148,620

								      ------------           ------------
	   Total Liabilities                                           24,507,927              38,580,666
								      ------------           ------------


Stockholders' Equity -- Note E
  Preferred Stock, par value $1 per share;
   Authorized - 1,000,000 shares; none issued
  Common Stock, par value $.10 per share;
   Authorized-12,000,000 shares;
   Issued-5,847,241 shares                                                584,724                 584,724
  Paid-in additional capital                                            3,951,526               3,951,526
  Retained earnings                                                   109,192,236             105,283,732
								      ------------           ------------
								      113,728,486             109,819,982



  Less 2,336,990 and 1,962,956 shares of Common
    Stock held in treasury - at cost                                   62,257,836              46,420,855
								      ------------           ------------

	   Total Stockholders' Equity                                  51,470,650              63,399,127
								      ------------           ------------
Total Liabilities and Stockholders' Equity                            $75,978,577            $101,979,793
								      ============           ============



Note:   The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)

								  Nine Months Ended September 30   Three Months Ended September 30
								--------------------------------   -------------------------------
								     1997            1996              1997            1996
								     ----            ----              ----            ----
Income:
       Subscriptions, books and other sales, net                 $38,682,107      $38,524,923      $12,919,245      $13,319,107
								-------------    -------------    -------------    -------------
Costs and Expenses:
       Cost of sales                                              15,899,700       15,959,040        5,367,102        5,392,390
       Royalties                                                   2,583,495        2,889,905          894,712        1,227,172
       Selling, general and administrative expenses                8,073,406        8,093,703        2,562,337        2,570,937
								-------------    -------------    -------------    -------------
								  26,556,601       26,942,648        8,824,151        9,190,499
								-------------    -------------    -------------    -------------
	Income from operations                                    12,125,506       11,582,275        4,095,094        4,128,608

Dividend income                                                      206,956          381,270           63,769           99,707
Interest income                                                    2,196,346        1,847,557          706,047          585,024
Net realized gain (loss) on sales of marketable securities           656,795          703,456          353,439          (46,714)
Net unrealized (loss) gain on marketable securities               (3,107,830)       1,723,112       (4,208,742)       2,285,383
Other investment-related (expenses) credit                          (166,875)        (376,185)          83,678         (190,235)
								-------------    -------------    -------------    -------------
Income from continuing operations before income taxes             11,910,898       15,861,485        1,093,285        6,861,773
								-------------    -------------    -------------    -------------
Income taxes--Note F
       Federal                                                     3,533,000        4,701,000          213,000        2,076,000
       State and City                                              1,000,000        1,362,000          190,000          549,000
								-------------    -------------    -------------    -------------
								   4,533,000        6,063,000          403,000        2,625,000
								-------------    -------------    -------------    -------------

Income from continuing operations                                  7,377,898        9,798,485          690,285        4,236,773
Income from discontinued operations, net of
  income tax of $199,000 and $64,000                                       -          368,501                -          118,602
								-------------    -------------    -------------    -------------
Net income                                                         7,377,898       10,166,986          690,285        4,355,375
Retained earnings - beginning of period                          105,283,732       94,927,495      109,590,129       98,377,992
								-------------    -------------    -------------    -------------
								 112,661,630      105,094,481      110,280,414      102,733,367
Cash dividends ($.93 and $.90 a share and
  $.31 and $.30 a share)                                           3,469,394        3,528,821        1,088,178        1,167,707
								-------------    -------------    -------------    -------------
Retained earnings - end of period                               $109,192,236     $101,565,660     $109,192,236     $101,565,660
								=============    =============    =============    =============
Per Share of Common Stock - Notes C and E:
Income from continuing operations                                      $1.95            $2.50             $.19            $1.09
Income from discontinued operations                                        -              .09                -             $.03
								-------------    -------------    -------------    -------------
Net income                                                             $1.95            $2.59             $.19            $1.12
								=============    =============    =============    =============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
								       Nine Months  Ended September 30
								       -------------------------------
									    1997            1996
									    ----            ----
Cash flows from operating activities:
   Net income                                                            $7,377,898     $10,166,986
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of plate costs                                           975,723       1,074,271
      Depreciation and amortization of building,
	furniture, fixtures, equipment and
	leasehold improvements                                              221,370         252,108
      Amortization of deferred charges and excess
	of cost of assets acquired over book amount
	thereof                                                           1,213,697       1,305,958
      Net realized gain on sale of marketable
	securities                                                         (656,795)       (703,456)
      Net unrealized loss (gain) on marketable securities                 3,107,830      (1,723,112)
      Purchases of marketable securities                                 (5,348,721)     (6,657,146)
      Proceeds from sale of marketable securities                        16,313,175       8,441,069
      Deferred income taxes                                                (995,824)        714,900
      Changes in operating assets and liabilities:
	Decrease (increase) in:
	  Receivables                                                       (16,675)        451,583
	  Inventories                                                      (101,188)        (27,758)
	  Other assets                                                   (1,493,595)     (1,536,230)
	Increase (decrease) in:
	  Due to customers, accounts payable, royalties payable,
	    accrued expenses and sundry liabilities                      (2,379,951)     (2,652,122)
	  Income taxes payable                                              904,531        (179,257)
	  Deferred subscription income and costs
	    applicable thereto-net                                      (11,299,829)     (9,456,443)
									------------    ------------
	      Net Cash Provided by (Used in) Operating Activities         7,821,646        (528,649)
									------------    ------------
Cash flows from investing activities:
   Additions to plate costs                                              (1,046,451)     (1,072,774)
   Additions to furniture, fixtures, equipment
    and leasehold improvements                                             (138,176)       (210,657)
									------------    ------------
	      Net Cash Used in Investing Activities                      (1,184,627)     (1,283,431)
									------------    ------------
Cash flows from financing activities:
   Acquisition of treasury stock                                        (15,836,981)     (1,666,721)
   Dividends paid                                                        (3,546,501)     (3,504,156)
									------------    ------------
	      Net Cash Used in Financing Activities                     (19,383,482)     (5,170,877)
									------------    ------------
Net Decrease in Cash and Cash Equivalents                               (12,746,463)     (6,982,957)
Cash and cash equivalents at beginning of period                         49,423,477      40,093,105
									------------    ------------
	      Cash and Cash Equivalents at End of Period                $36,677,014     $33,110,148
									============    ============

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30,1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the nine months ended September 30, 1997 and 1996 for:

				      1997          1996
				      ----          ----
	Income Tax                $4,624,293      $5,726,357

NOTE C -- DISCONTINUED OPERATIONS

In December 1995, the Company's Board of Directors adopted a plan to discontinue the operations of its wholly-owned subsidiary, J.S. Canner & Company, Inc., effective October 1996.

NOTE D -- INVENTORIES

Inventories at September 30, 1997 and December 31, 1996 are comprised of:

				      1997          1996
				      ----          ----
	Finished publications      $3,396,488     $3,177,949
	Work in process               253,243        370,594
				   ----------     ----------
				   $3,649,731     $3,548,543
				   ==========     ==========

NOTE E -- PER SHARE AMOUNTS

Net income per share of Common Stock is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three and nine months ended September 30, 1997 and 1996 is as follows:

				       1997          1996
				       ----          ----
	Nine months                 3,784,788      3,924,273
	Three months                3,670,751      3,901,481

In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The adoption of Statement 128 will not have a material impact on the calculation of fully diluted earnings per share for all periods.

NOTE F -- INCOME TAXES:

Total tax expense for the nine months periods ended September 30, 1997 and 1996 amounted to $4,533,000 and $6,063,000 (effective rates of 38.06% and 38.20%), and for the three month periods ended September 30, 1997 and 1996 amounted to $403,000 and $2,625,000 (effectiv rates of 36.86% and 38.25%)
totals different from those computed by applying the U.S. Federal income tax rate of 35% to income before income taxes. The reasons for these differences are as follows:

				    Nine Months Ended September 30                      Three Months Ended September 30
				    ------------------------------                      -------------------------------
				      1997                  1996                       1997                   1996
				    ---------------------------------------------------------------------------------------------
						  % of                                           % of                    % of
						  Income                                         Income                  Income
						  Before                                         Before                  Before
						  Income                                         Income                  Income
				      Amount      Taxes       Amount      Taxes       Amount     Taxes       Amount      Taxes
				    ---------------------------------------------     -------------------------------------------
Computed "expected" tax expense    $4,168,800    35.00%    $5,551,500    35.00%      $382,600    35.00%    $2,401,700    35.00%

Increases (reductions) in tax
   resulting from:
       State and local income
	  taxes, net of Federal
	  income tax benefit          650,000     5.45        885,300     5.58        123,500    11.29        356,900     5.20

       Nontaxable portion of
	  dividend income             (14,000)   (0.12)       (93,400)   (0.59)       (14,000)   (1.28)       (24,400)   (0.36)

       FSC income taxed at a
	  lower rate                 (262,500)   (2.20)      (295,700)   (1.86)       (87,500)   (8.00)       (96,200)   (1.40)

       Miscellaneous - net             (9,300)   (0.07)        15,300     0.07         (1,600)   (0.15)       (13,000)   (0.19)
				  ------------   ------    ----------    ------     ----------   ------    -----------   ------
Actual Tax Expense                 $4,533,000    38.06%    $6,063,000    38.20%      $403,000    36.86%    $2,625,000    38.25%
				  ============   ======    ==========    ======     ==========   ======    ===========   ======


		  MANAGEMENT'S DISCUSSION AND ANALYSIS
		  OF FINANCIAL CONDITION AND RESULTS OF
			       OPERATIONS

OPERATIONS
----------
       Revenues from the Company's publishing operations for the three months ended September 30, 1997 decreased by 3.0%, whereas those for the nine months ended September 30, 1997 increased by 0.4%. Revenues from subscriptions for the three months ended September 30, 1997 decreased by 6.5% primarily due to fewer journal issues published, and nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translations of Russian language journals, offset by higher selling prices and increased sales of single issues of back volume journals. Revenues from subscriptions for the nine months ended September 30, 1997 increased by 0.5% primarily due to higher selling prices and increased sales of single issues of back volume journals, offset by nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Company's translations of Russian language journals.

       Revenues from book sales for the three and nine months ended September 30, 1997 increased by 8.8% and 1.4%, respectively, primarily due to increased sales of backlist books, offset by the reduction in the number of book titles published. Revenues from database products for the three and nine months ended September 30, 1997 decreased by 13.2% and 3.2%, respectively, mainly due to decreased usage of the database system.

       The cost of sales as a percentage of revenues for the three months ended September 30,1997 increased from 40.5% to 41.5%, primarily due to decreased usage of the database system which has an above average gross margin, offset by increased sales of backlist books and back volume journal issues, which have above average gross margin. The Company provides for obsolescence by writing down the inventory value of backlist books and back volume journal issues, resulting in higher gross margins on backlist sales. The cost of sales as a percentage of revenues for the nine months ended September 30,1997 did not significantly change from the same period in 1996.

       The decrease in royalty expenses for the three and nine months ended September 30,1997 was primarily due to the fact that under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Russian Academy of Sciences, offset by the increase in royalties on increased book sales. The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 1997 was mainly attributable to decreased advertising expenditures, mailing expenses, repairs and maintenance cost, bad debt expense and insurance expense, offset by higher salaries and professional fees.

       The increase in interest income for the three and nine months ended September 30, 1997 was principally due to increased investment in commercial paper, time deposits and money market funds. The decrease in dividend income for the three and nine months ended September 30, 1997 was attributable to the changes in the portfolio of marketable securities. The Company had net realized gain of $353,439 and net unrealized loss of $4,208,742 on marketable securities for the three months ended September 30, 1997 as compared to net realized loss of $46,714 and net unrealized gains of $2,285,383 on marketable securities for the three months ended September 30, 1996. The Company had net realized gain of $656,795 and net unrealized loss of $3,107,830 on marketable securities for the nine months ended September 30, 1997 as compared to net realized and unrealized gains of $703,456 and $1,723,112, respectively, on marketable securities for the nine months ended September 30, 1996.

       The decrease in net income for the three months ended September 30, 1997 was mainly due to the decrease in investment income as discussed in the preceding paragraph and decreased income from publishing operations. The decrease in net income for the nine months ended September 30, 1997 was mainly due to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from publishing operations.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

       The ratio of current assets to current liabilities is 5.6 to 1 at September 30, 1997 compared to 6.4 to 1 at December 31, 1996.

       Management anticipates that internally generated fund will exceed the requirements of the operations of the business. The Company also has funds of approximately $50,679,000 at September 30, 1997 invested in marketable securites and in cash and cash equivalents, which are available for the operations of the business or acquisitions.

			PART II - OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K
-------  -------------------------------

	  (a)  Exhibits - None.

	  (b)  Reports on Form 8 - K



	    REDEMPTION OF 321,000 SHARES OF COMMON STOCK
	    --------------------------------------------

     On August 28, 1997 the Company announced that it had purchased for its treasury 321,000 shares of its common stock, constituting the entire holdings of Southeastern Asset Management Inc. of Memphis Tennessee ("Southeastern"). Such shares represented approximately 8.4% of the Company's outstanding stock and such shares will be held in the Company's treasury. Immediately after such action, Plenum had approximately 3,510,000 shares outstanding. The transaction was negotiated between the Company and Southeastern and the Company paid Southeastern a total price of $13,963,500 for such shares.

				SIGNATURES




	  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






			    PLENUM PUBLISHING CORPORATION
			    -----------------------------




					 By: /s/ Martin E. Tash
Date:  Nov 13, 1997                  ---------------------------------------
						 Martin E. Tash
					       President and CEO







					By: /s/ Ghanshyam A. Patel
Date: Nov 13, 1997                   ---------------------------------------
						 Ghanshyam A. Patel
						 Treasurer and CFO