Form 10-K
period 1997-12-31
PLENUM PUBLISHING CORP
filed 1998-03-27
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

      		     WASHINGTON, D.C.  20549

      		     -----------------------

             			    FORM 10-K

	 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         		For the fiscal year ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1998 was $193,296,220.
                            				    -------------

The number of shares outstanding of the Issuer's common stock, as of March 27, 1998, was 3,510,251 shares.

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

     The Registrant's principal markets for its scientific and technical material are public and private libraries, technically oriented corporations, research organizations and individual scientists, engineers, research workers, other professionals and graduate students throughout the world. The Registrant's principal methods of marketing are by direct mail and by advertising in scientific publications, including its own journals. The Registrant maintains an internet web site at www.plenum.com. It also uses the services of sales agents for certain of its books. The Registrant makes a wide distribution of its catalogs of published material, as well as plans for new publications. In certain foreign markets, the Registrant utilizes the services of independent distributors and agents.

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

     On February 25, 1998, the Registrant announced that it had engaged Salomon Smith Barney to explore a possible sale of the Registrant. The Registrant's decision to engage Salomon Smith Barney was motivated by recent consolidation in the publishing sector.

     The following table sets forth the total revenues contributed by each class of similar products and services, and the income (loss) generated from securities owned by the Registrant.

                             				1997           1996           1995           1994           1993
                             				----           ----           ----           ----           ----
Subscription Journals       $33,376,556    $33,131,399    $32,913,103    $32,241,873    $33,297,585

Outside Journals (a)                  -              -              -        527,161      1,255,223

Books                        13,858,855     13,434,433     14,197,328     13,917,674     13,317,503

Database Products             4,545,863      4,610,269      4,520,290      4,122,123      4,210,802

Miscellaneous Sales             852,720        752,783        598,950        549,062        810,581

Interest Income               2,771,821      2,410,037      1,996,434        441,009        544,290

Dividend Income                 268,945        477,539        377,698      1,592,837      2,136,989

Net realized gain on sales
of marketable securities            819          7,491      3,229,729          2,160        801,387

Net unrealized (loss) gain
on marketable securities     (1,227,545)     4,109,291      3,868,361      2,523,173     (1,713,197)

Equity in net income of
Gradco Systems, Inc.            611,710        374,330        301,290        102,986          4,565
                     			    -----------    -----------    -----------    -----------    -----------
			                         $55,059,744    $59,307,572    $62,003,183    $56,020,058    $54,665,728
			                         ===========    ===========    ===========    ===========    ===========

Notes:

(a) In April 1993, an American learned society with which the Registrant had a contract to produce English translations of 11 Russian language journals for publication gave formal notice that it would not exercise the option of renewing the contract beyond the term ending with the 1993 volume year.


Subscription Journals
---------------------

     During 1997, the Registrant published a total of 214 journals. 53 were translations of Russian language scientific journals, 111 were published in the English Language Journal Program, and 50 were published by the Registrant's subsidiary, Human Sciences Press, Inc. The Registrant also distributed translations of 42 Russian scientific journals (see below).

Translations of Russian Language Journals
-----------------------------------------

     The translation journals are in the fields of physical sciences, mathematics, engineering and life sciences. As to some of these journals, in November 1993, in settlement of certain litigation, the Registrant entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") through the year 2006 with the Russian Academy of Sciences (the "Academy") and other interested parties.

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

     The Registrant continues to publish 13 journals which it has been unable to transfer to MN by reason of objections by the journal publishers. With reference to such journals, MN has commenced litigation against the Registrant. See Item 3, Legal Proceedings.
                      		 -----------------

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

Plenum Press Journals
---------------------

     The Registrant published 111 journals in its English Language Journal Program in 1997. The journals are published under the Registrant's "Plenum Press" imprint, and include titles in chemistry, physics, mathematics, computer science, engineering, biology, medicine, psychiatry, social sciences and law. Each journal is published under the direction of an editorial board composed of professionals specializing in the fields of research covered by the journal.

Human Sciences Press Journals
-----------------------------

     The Registrant's subsidiary, Human Sciences Press, Inc., publishes 50 journals, under the "Human Sciences Press" imprint. These journals are primarily in the health, behavioral and social science fields.

Books
-----

     The Registrant's Plenum Press division publishes scientific, technical and medical books for use by scientists, engineers, research workers, other professionals and graduate students, and their supporting libraries, research laboratories and institutions. During 1997, the division published 248 new titles as part of this program, and had an active backlist of approximately 4,300 titles as of December 31, 1997. During 1996, 265 new titles were published. Titles include comprehensive treatises, monographs and other advanced text-reference works, as well as proceedings of meetings reporting original scientific research, works surveying the state of the art in various scientific fields and specialized bibliographies and data compilations. In recent years, a number of books treating scientific topics of interest to the general reader have also been published.

     The Registrant's Da Capo Press, Inc. subsidiary publishes a line of academic/trade paperbacks in the arts, biography and history. During 1997, this subsidiary published 68 titles compared to 66 titles in the prior year. As of December 31, 1997, this subsidiary had an active backlist of approximately 1,375 titles, of which approximately 675 titles were academic/ trade paperbacks, and 700 were hardcover reprints of books in music, dance, visual arts and the social sciences, which were published by Da Capo in prior years.

     The Registrant's Human Sciences Press, Inc. subsidiary had an active backlist of approximately 190 titles as of December 31, 1997. The Registrant has no immediate plans to publish new titles under the Human Sciences imprint, but will continue to publish the backlist under such imprint. The Human Sciences books are primarily in the health, behavioral and social science fields, and are sold mainly to libraries and professionals in these fields.

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

Export Sales
------------

     The Registrant's sales derived from customers outside the United States aggregated approximately $21,452,000 in 1997 (approximately 41% of consolidated sales). Sales derived from customers outside the United States were approximately $23,784,000 in 1996 and $22,493,000 in 1995 (approximately 46% and 43%, respectively, of consolidated sales). The Registrant generally prices its products sold abroad in U.S. dollars. See Note 11 of Notes to Consolidated Financial Statement included in Item 14(a).

Investments in Securities
-------------------------

     In 1997, the Registrant's dividends, interest income, net realized and unrealized gains/losses on marketable securities, and equity in the net income of Gradco Systems, Inc. (the foregoing items net of interest expense and other investment-related expenses) represented 11% of the Registrant's pre-tax income from continuing operations. In 1996, such items (net of interest expense and other investment-related expenses) represented 29% of pre-tax income from continuing operations.

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

     The Registrant owned 913,000 shares of Common Stock of Gradco Systems, Inc. ("Gradco"), an office automation company, which were acquired by the Registrant during the period October, 1989 through August, 1991. The acquisitions by the Registrant have been reported in a Statement on Schedule 13D and amendments thereto filed jointly with the Securities and Exchange Commission by the Registrant and by its Chairman, Martin E. Tash, and his wife, who at year end had acquired a total of 250,672 shares. Mr. Tash also has currently exercisable options to purchase 75,000 additional shares. The filings were required because the Registrant and Mr. and Mrs. Tash as a group (the "Group") beneficially owned more than 5% of the outstanding shares of Gradco (11.6% by the Registrant and 4.1% by Mr. and Mrs. Tash, inclusive of his currently exercisable options, for a total of 15.7%).

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

     The Group may be deemed to have obtained control of Gradco in October 1990, as a result of the fact that its nominees were elected as a majority of Gradco's Board of Directors. The five-person Board of Gradco, elected without any opposing nominees at its September 1997 Annual Meeting, consisted of Messrs. Tash and Bressler, and three other persons. All of the nominees were designated as such at the request of the Group, which therefore may be deemed to continue to have control of Gradco. The Board of Gradco subsequently created a sixth directorship and filled such position by the unanimous vote of the directors.

     The Registrant has not undertaken any obligations in connection with Gradco's operations or advanced any funds to it and does not otherwise engage in business through Gradco.

     On March 12, 1998, the Board of Directors of the Registrant declared a special dividend consisting of approximately 877,600 shares of the Registrant's shares of Gradco. On March 20, 1998, the Registrant distributed to each shareholder of record as of March 18, 1998, one share of Gradco for every four shares of the Registrant owned by such shareholder. Fractional shares were rounded up to the nearest whole share. The Registrant remains the owner of approximately 35,400 shares of Gradco.

     The Registrant's investment in Gradco is reflected in the Consolidated Financial Statements included herein using the equity method of accounting.

     In view of the securities investments described above, the Registrant has evaluated its status under the Investment Company Act of 1940, as amended
(the "Company Act"), on an annual basis. The Company Act requires the registration with the Securities and Exchange Commission of, and imposes various substantive restrictions on, any "investment company." The Company Act defines the term "investment company" to include a company that engages primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. An "investment company" may also include a company which engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and which owns or proposes to acquire investment securities (which for this purpose excludes U.S. Government securities) having a value that exceeds 40% of the value of such company's total assets (excluding cash items and U.S.
Government securities), unless the company is primarily engaged in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities.

     The Registrant's principal business continues to be publishing and distributing advanced scientific and technical material, and the Registrant is not primarily engaged in investing, reinvesting or trading in securities. As of December 31, 1997, investment securities represented less than 40% of the value of the Registrant's total assets (exclusive of cash items), and in any event the Registrant continued to be exempt from status as an investment company pursuant to Rule 3a-1 under the Company Act because less than 45% of the value of its total assets (exclusive of cash items) consisted of, and less than 45% of its net income after taxes for the last four fiscal quarters combined was derived from, securities.

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

Item 2.    Properties
       	   ----------

     As of December 31, 1997, the Registrant had leases at the following principal locations:

                                   					  Expiration
Address                   Size            Date of Lease      Annual Rent
---------                 -----           -------------      -----------
233 Spring Street       61,650 sq. ft.    2007               $288,912 in 1998,
New York, NY                                                 and increasing to
                                                 							     a maximum
                                                 							     $340,512 in 2006.

3202 Kirkwood Highway
Wilmington, DE           4,300 sq. ft.    2002               $27,000 annually.

101 Back Church Lane     2,500 sq. ft.    2001               $24,341 annually.
London, U.K.


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

     The case was removed to the United States District Court for the Western District of Tennessee. Defendants answered and, after limited discovery, both parties moved for summary judgment in October 1995. In September 1996, the District Judge granted a motion for summary judgment and dismissed the case. The United States Court of Appeals for the Sixth Circuit affirmed the decision of the lower court in 1997 and dismissed the case, with prejudice.


	(b)    MAIK Nauka ("MN") v. Plenum Publishing Corporation
	       --------------------------------------------------

     This civil action was commenced against the Registrant on January 22,
1997.  Plaintiff alleges that the Registrant breached the Distribution
Agreement entered into in December 1993 (see Item 1, Business, Translations of
                                          						     -------------------------
Russian Language Journals, above).  The Agreement provided for the assignment
-------------------------
by the Registrant to MN of agreements relating to the publication of translations of certain Russian scientific journals and their worldwide distribution where assignment was permitted or agreed to by the publishers.
A number of the publishers of journals have refused to give their consent.
MN asserts that the Registrant did not use its best efforts to obtain consent or otherwise breached the Distribution Agreement with MN.  The Registrant, which has answered the complaint, believes that it has adequate defenses to defeat the MN claims.  Discovery has been commenced in this litigation.
Management believes that the ultimate outcome of this matter will not have a materially adverse effect on the Registrant's financial condition, results of operations or cash flows.


Item 4.    Submission of Matters to a Vote of Security Holders
       	   ---------------------------------------------------

       	   Not applicable.

                        			    PART II

Item 5.    Market for the Registrant's Common Equity and Related
       	   Stockholder Matters
	          -----------------------------------------------------

     The Common Stock of the Registrant is traded on the NASDAQ National Market System. The following table sets forth, for the calendar quarters indicated, information furnished by the NASD, Inc. as to the high and low sale prices for the Registrant's Common Stock as reported on the NASDAQ National Market System under the symbol PLEN. The table also sets forth dividends declared during such periods. There were approximately 446 record holders of the Registrant's Common Stock on March 11, 1998. The number of holders as so stated does not include individual participants in security position listings.

                                                        								  Dividends
Calendar Year Ended December 31,        High         Low          Per Share
--------------------------------        -----        ---          ---------
1997
----
First Quarter....................       35-1/2       33-1/2       $.31
Second Quarter...................       38-1/2       34            .31
Third Quarter....................       50           37-3/8        .31
Fourth Quarter...................       54-1/4       46            .31

1996
----

First Quarter....................       40-1/2       36-1/4       $.30
Second Quarter...................       39-1/2       33            .30
Third Quarter....................       39           32-3/4        .30
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

Item 6.    Selected Financial Data
       	   -----------------------


					                                        Years Ended December 31,

                            				   1997          1996            1995           1994           1993
                            				   ----          ----            ----           ----           ----
Subscriptions,
books, outside journals
and other sales, net            $52,633,994    $51,928,884    $52,229,671    $51,357,893    $52,891,694

Income from interest and
dividends, and net realized
and unrealized gain (loss)
on marketable securities          1,814,040      7,004,358      9,472,222      4,559,179      1,769,469

Equity in net income of
Gradco Systems, Inc.                611,710        374,330        301,290        102,986          4,565

Income from continuing
operations                       12,824,460     14,681,842     15,647,051     12,069,812     10,755,649

Income before
extraordinary item               12,824,460     15,050,343     15,516,804     12,719,118     10,928,707

Extraordinary loss (1)                    -              -              -              -     (1,319,794)

Net Income                       12,824,460     15,050,343     15,516,804     12,719,118      9,608,913

Per share of Common Stock
--basic:

Income from continuing
operations                             3.45           3.75           3.96           2.84           2.33

Income before
extraordinary items                    3.45           3.84           3.93           2.87           2.37

Extraordinary loss (1)                    -              -              -              -          (0.29)

Net Income                             3.45           3.84           3.93           2.87           2.08

Per Share of Common Stock --
diluted(2):

Income from continuing
operations                             3.45           3.75           3.96           2.84           2.27

Income before
extraordinary items                    3.45           3.84           3.93           2.87           2.30

Extraordinary loss (1)                    -              -              -              -          (0.26)

Net Income                             3.45           3.84           3.93           2.87           2.04

Dividend declared per
share of Common Stock                  1.24           1.20           1.16           1.12           1.08

Balance sheet data

Total Assets                     96,957,278    101,979,793     92,245,305     84,913,166     88,605,160

Footnotes to Table of Selected Financial Data
---------------------------------------------

     The earnings per share amounts prior to 1997 have been restated where applicable to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

     (1) Extraordinary loss in 1993 resulted from the early retirement of 6 1/2% Convertible Subordinated Debentures on April 30, 1993.

     (2) As a result of the redemption of the 6 1/2% Convertible Subordinated Debentures, diluted net income per share is not applicable in 1997,
	         1996, 1995 and 1994.


Item 7.    Management's Discussion and Analysis of Financial
       	   Condition and Results of Operations
	          -------------------------------------------------

Results of Operations
---------------------

1997 Compared to 1996

     Revenues from the Registrant's continuing publishing operations increased by 1.4%. Revenues from subscriptions increased by .7% due to higher selling prices and increased sales of single issues of back volume journals, offset by
(a) nonrenewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Registrant's translations of Russian language journals; and (b) the decrease in revenues from the translation journals resulting from the Registrant's altered status with respect to the journals covered by the Journal Production and Distribution Agreement (see "1996 Compared to 1995", below).

     Revenues from book sales increased by 3.2% primarily due to increased sales of backlist books, offset by the reduction in the number of book titles published. Revenues from database products decreased by 1.4% mainly due to decreased usage of the database system.

     The cost of sales as a percentage of revenues decreased from 40.4% to 39.3%, primarily due to increased sales of backlist books and back volume journal issues, which have above average gross margin, offset by the decreased usage of the database system which also has an above average gross margin.
The Registrant provides for obsolescence by writing down the inventory value of backlist books and back volume journal issues, resulting in higher gross margins on backlist sales.

     The decrease in royalty expenses was primarily due to the fact that under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Russian Academy of Sciences, offset by the increase in royalties on increased book sales. The increase in selling, general and administrative expenses was mainly attributable to increased advertising expenditures and bad debt expense and higher salaries and professional fees, offset by decreased repairs and maintenance cost and insurance expense.

     The increase in interest income was principally due to increased investment in commercial paper, time deposits and money market funds. The decrease in dividend income was attributable to the changes in the portfolio of marketable securities. The Registrant had net realized gain of $819 and net unrealized loss of $1,227,545 on marketable securities for fiscal 1997 as compared to net realized and unrealized gains of $7,491 and $4,109,291, respectively, on marketable securities for fiscal 1996. The equity in net income of Gradco Systems, Inc. increased from $374,330 to $611,710.

     The decrease in net income was mainly due to the decrease in investment income as discussed in the preceding paragraph and decreased income from discontinued operations, offset by increased income from continuing publishing operations.

1996 Compared to 1995

     Revenues from the Registrant's continuing publishing operations decreased by .6%. Revenues from subscriptions increased by .7% primarily due to higher selling prices, offset by the following: (a) the decrease in revenues from the translation journals resulting from the Registrant's altered status with respect to the journals covered by the Journal Production and Distribution Agreement, which became applicable to additional journals in 1996; (b) non-renewals of subscriptions partially attributable to the reduced buying power of libraries and to changes in the market for the Registrant's translations of Russian language journals; and (c) fewer journal issues published.

     In December 1993, the Registrant entered into a Journal Production and Distribution Agreement (the "Distribution Agreement") with the Russian Academy of Sciences (the "Academy") and other interested parties pursuant to which litigation then pending, relating to the translation of Russian scientific journals, was ended, and the Registrant's role as publisher and distributor of certain of such journals was altered. The Distribution Agreement extends from 1994 through 2006.

     Revenues from book sales decreased by 5.4%, primarily due to the reduction in the number of book titles published and decreased sales of backlist books. Revenues from database products increased by 2.0%, mainly due to higher selling prices.

     The cost of sales from continuing operations as a percentage of revenues decreased from 40.7% to 40.4%, principally due to higher selling prices, offset by decreased sales of backlist books. The Registrant provides for obsolescence by writing down the inventory value of backlist books, resulting in higher gross margins on backlist sales. The decrease in royalty expenses resulted from the decline in book sales and also due to the fact that under the Distribution Agreement, there were no royalties payable on certain Russian scientific journals published by the Russian Academy of Sciences.
The decrease in selling, general and administrative expenses was primarily due to decreased professional fees, advertising expenditures and bad debt expense, and sales and use taxes paid in 1995 with respect to prior years' audit assessments, offset by higher salaries and increased repairs and maintenance cost.

     The increase in interest income was principally due to increased investment in commercial paper, time deposits, money market funds and foreign government securities. The increase in dividend income was attributable to the changes in the portfolio of marketable securities.
The Registrant had net realized and unrealized gains of $7,491 and $4,109,291, respectively, on marketable securities for fiscal 1996 as compared to net realized and unrealized gains of $3,229,729 and $3,868,361, respectively, on marketable securities for fiscal 1995.

     The decrease in net income in fiscal 1996 was principally attributable to the decrease in investment income as discussed in the preceding paragraph, offset by increased income from continuing publishing operations and discontinued operations.

Liquidity and Sources of Capital
--------------------------------

     The working capital was $64,913,947 at December 31, 1997 compared to $72,443,184 at December 31, 1996.

     Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Registrant also has funds of approximately $71,302,238 at December 31, 1997 invested in marketable securities and in cash and cash equivalents, which are available for the operations of the business or acquisitions.

Impact of Year 2000
-------------------

     The Registrant is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Registrant's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. As a result, those computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations, causing disruptions of operation, including among other things a temporary inability to process transactions, the generation of incorrect invoices and other disruptions in normal business activities.

     The Registrant is completing an assessment and believes it will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The total Year 2000 project costs are not expected to have a material impact on the Registrant's results of operations. The Registrant anticipates completing the Year 2000 project within one year but not later than September 30, 1999, which is prior to any anticipated impact on its computerized information systems.

Recently Issued Financial Accounting Standards
----------------------------------------------

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February, 1997. The Registrant will be required to adopt the new standard for the year ending December 31, 1998. This statement requires specific disclosure regarding the Registrant's capital structure, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Registrant plans to adopt this statement in fiscal year 1998 and does not anticipate that the statement will have a significant impact on its financial statements.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Registrant will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. The primary objective of this statement is to report and disclose a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. The Registrant will adopt this statement in fiscal year 1998 and does not anticipate that the statement will have a significant impact on its financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. The Registrant will be required to adopt the new standard for the year ending December 31, 1998, although early adoption is permitted. This Statement requires use of the "management approach" model for segment reporting. The management approach model is based on the manner in which a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Registrant will adopt this statement in fiscal year 1998 and does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

Item 9.    Changes in and Disagreements with Accountants on
       	   Accounting and Financial Disclosure
	          ------------------------------------------------

       	   Not applicable

                        				PART III

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

     (a)   The following table sets forth the name of each director and
       	   executive officer of the Registrant, the date on which his present
	          term as a director will expire, and the nature of all positions and
	          offices with the Registrant held by him at present.  The term of
	          office of all executive officers expires at the next Annual Meeting
	          of Stockholders of the Registrant, which may be held in June 1998.

                            				Present Term
                            				as Director
Name                            Expires                 Position
-------                         ------------            --------
Martin E. Tash                  1998                    President and Chairman
                                                 							of the Board of
						                                                 	Directors

Mark Shaw                       1998                    Executive Vice
                                                 							President and
                                                 							Director

Bernard Bressler                1998                    Secretary and Director

Earl Ubell                      1999                    Director

Howard F. Mathiasen             1999                    Director

Israel Gitman                   1999                    Director

Nathan Tash                     1999                    Director

Ghanshyam A. Patel              ----                    Treasurer and Chief
                                                 							Financial Officer;
                                                 							Assistant Secretary



     The Registrant's Board of Directors is divided into two classes. One class consists of four members, and the other class consists of three members. Each class is elected in alternate years for a term of two years. The term of one class (consisting of Messrs. Ubell and Mathiasen, Dr. Gitman and Nathan
Tash) expires at the 1999 Annual Meeting. The term of office of the other class (consisting of Messrs. Shaw, Bressler, and Martin E. Tash) expires at the 1998 Annual Meeting.

     (b)   The following is a brief account of the recent business experience
       	   of each director and executive officer, and directorships held with
	          other companies which file reports with the Securities and Exchange
	          Commission.


                     			Director
Name                    Since        Business Experience
----                    --------     -------------------
Martin E. Tash,         1972         Mr. Tash has been actively engaged in
age 57                               the Registrant's business since 1971.
				                                 He has been Chairman of the Board and
                            				     President since July 15, 1977, and
                            				     served as Treasurer and Chief Financial
                            				     Officer from 1971 until September 29,
                            				     1986.  Mr. Tash is also Chairman of the
                            				     Board and Chief Executive Officer of
                            				     Gradco Systems, Inc.

Mark Shaw,              1977         Mr. Shaw has been actively engaged in
age 59                               the Registrant's business since 1963.
                            				     He has been Executive Vice President
                            				     since July 15, 1977, and manages the
                            				     Registrant's book and journal publication
                            				     program.

Bernard Bressler,       1962         Mr. Bressler has been a practicing
age 70                               attorney since 1952, and is presently a
                            				     member of the firm of Bressler, Amery &
                            				     Ross, P.C., counsel to the Registrant.
                            				     Mr. Bressler is also a director of Gradco
                            				     Systems, Inc.

Earl Ubell,             1972         Mr. Ubell is retired.  From September
age 71                               1978 until August 1995, he was Health and
                            				     Science Editor of WCBS-TV.  Between
                            				     August 1976 and September 1978, Mr. Ubell
                            				     was the Producer of Special Events and
                            				     Documentaries for NBC News.  For more
                            				     than three years prior to that time, Mr.
                            				     Ubell was the Director of News of WNBC-TV.

Howard F. Mathiasen,    1978         Mr. Mathiasen is retired.  From July 1982
age 60                               to June 1987, Mr. Mathiasen was Senior
                            				     Vice President of National Westminster
                            				     Bank U.S.A. (formerly known as The
                            				     National Bank of North America).  Between
                            				     June 1979 and July 1982 he was Vice
                            				     President of that Bank.  Between May 1,
                            				     1978 and April 1979, Mr. Mathiasen was
                            				     Senior Vice President of Nassau Trust Company.
                            				     Between January 1975 and May 1978, Mr.
                            				     Mathiasen was Vice President of Chemical
                            				     Bank.

Israel Gitman,          1995         For the past twenty years, Dr. Gitman has
age 58                               been a consultant to Fortune 500
                            				     companies in the development of advanced
                            				     communications systems and technology and
                            				     in the formulation of systems strategies.
                            				     From 1979 to 1994, he was Chairman and
                            				     President of DVI Communications, Inc., a
                            				     systems engineering and consulting
                            				     company that he co-founded.  Prior
                            				     thereto, he was active in research and
                            				     development in the areas of computer-
                            				     communications and artificial
                            				     intelligence.  Dr. Gitman has published
                            				     widely in scientific and technical
                            				     journals, and has been a speaker and
                            				     chairman in national and international
                            				     conferences.

Nathan A. Tash,         1995         From 1990 through 1992, Mr. Tash, an
age 35                               attorney, was associated with the law
                            				     firm of McKenna & Cuneo in Washington,
                            				     D.C.  From 1993 to 1996, he was engaged
                            				     in private business, providing legal and
                            				     investment advice to private clientele
                            				     regarding real estate matters.  Since
                            				     1996, he has been engaged in the private
                            				     practice of law with offices in Atlanta,
                            				     Georgia.

Ghanshyam A. Patel,     --           Mr. Patel has been Treasurer and Chief
age 61                               Financial Officer of the Registrant since
                            				     September 29, 1986.  Prior to that he was
                            				     with the accounting firm of Ernst &
                            				     Whinney (predecessor to Ernst & Young
                            				     LLP) from April 1970 and served in the
                            				     capacity of Senior Manager commencing
                            				     June 1977.

     (c) Nathan Tash is the son of Martin E. Tash, the Registrant's Chairman and President.


Item 11.   Executive Compensation
       	   ----------------------

     (a)   Summary Compensation Table.
       	   ---------------------------

     The following table sets forth all compensation awarded to, earned by or paid to the following persons through March 11, 1998 for services rendered in all capacities to the Registrant and its subsidiaries during each of the fiscal years ended December 31, 1997, 1996 and 1995: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total compensation for the fiscal year ended December 31, 1997 required to be disclosed in column (c) and (d) below exceeded $100,000.



		      SUMMARY COMPENSATION TABLE
(a)                          (b)         (c)          (d)(1)       (e)(2)
Name and Principal           Year        Salary ($)   Bonus ($)    All Other
Position                                                           Compensation ($)
                            -----       -----------  ----------   -------------

Martin E. Tash               1997        360,000      345,450      26,448
Chairman of the Board        1996        340,000      418,250      26,814
and President (Chief         1995        320,000      428,050      27,435
Executive Officer)

Mark Shaw                    1997        360,000      246,750      26,448
Executive Vice President     1996        340,000      298,750      26,814
and Publisher                1995        320,000      305,750      27,435

Ghanshyam A. Patel           1997        165,000       39,000      26,156
Treasurer and Chief          1996        157,500       47,000      25,670
Financial Officer            1995        150,000       48,000      25,308


Footnotes to Summary Compensation Table:

     (1) Represents amounts paid to the named executive officer, for the
       	 applicable fiscal year, under the Registrant's Incentive Compensation
	        Plan.  For each fiscal year an amount equal to 5% of the Registrant's
       	 Income from Operations as reported in the Registrant's year-end
       	 financial statements (together with, when applicable, 5% of the
       	 excess of cumulative Investment Profit over cumulative Investment
       	 Loss) is distributed to key employees.  Thirty-five percent of such
       	 amount is distributed to the chief executive officer and 25% is
       	 distributed to the next senior officer.  The balance of such amount
       	 is distributed as determined by the chief executive officer.  Since
       	 there was Investment Profit (as defined) in 1995, 1996 and 1997, the
       	 amount of such Profit was added to Income from Operations for the
       	 purpose of calculating incentive compensation for each of such years.

     (2) Represents amount of contribution made to or accrued for the account of the named executive officer, in respect of the applicable fiscal year, in the Registrant's Profit Sharing Plan (a defined contribution plan qualified under the Internal Revenue Code). The Plan is maintained for all full-time employees who have completed certain minimum periods of service. The Registrant contributes to the Plan specified amounts based upon its after tax income as a percentage of gross revenue. The Registrant's contribution to the Plan for each employee is determined by his salary level and length of service. Contributions are invested by the Plan Trustee in stock of the Registrant and/or in a variety of other investment options, depending upon the employee's election. Interests in the Plan become vested to th e extent of 20% after three years of service and vest at the rate of an additional 20% for each year of service thereafter and in any event become 100% vested at death or at the "normal retirement age" of 55 as specified in the Plan. Each employee (or his beneficiary) is entitled to receive the value of his vested interest upon his death or retirement. He may also receive the value of such interest upon prior termination of his services with the Registrant, or if he elects at any time to withdraw his interest. The interests of Messrs. Tash, Shaw and Patel are fully vested. The aggregate contributions made or accrued by the Registrant through the end of fiscal 1997 for Messrs. Tash, Shaw and Patel under this Plan are $514,004, $533,879 and $210,001, respectively; these contributions have been invested in the manner set forth above, and (as to Mr.
       	 Shaw) a portion of the investments was transferred from the Plan into a private profit sharing plan of which Mr. Shaw is the beneficiary.


     (b)   Compensation of Directors
       	   -------------------------

     Directors fees for Dr. Israel Gitman and Messrs. Earl Ubell, Howard F. Mathiasen and Nathan Tash are currently at the rate of $13,000 per annum. Directors of the Registrant who are also officers of the Registrant receive no additional compensation for their services as directors.

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

     (ii) On August 1, 1996, Registrant adopted Second Amended Contingent Compensation Agreements with Martin E. Tash, Mark Shaw and Ghanshyam Patel (executive officers of the Registrant named in the table in Item 11(a)) and with Harry Allcock and Ken Derham (officers of subsidiaries of the Registrant). The Second Amended Contingent Compensation Agreements supersede certain earlier Contingent Compensation Agreements, and provide that if (a) during the officer's employment or within six months after his employment terminates, there is a sale of 75% of the book value of the Registrant's operating assets (as defined), or if any person or group becomes the owner of over 25% of the Registrant's outstanding stock, and (b) the officer's employment is terminated at or prior to the end of the sixth month after such event, then the Registrant or a successor in interest to the Registrant shall pay the terminated officer cash equal to 290% of the officer's average annual taxable compensation over the preceding five calendar years.

     On August 1, 1996, the Registrant entered into Contingent Compensation Agreements with John Hwang, Carol Bischoff and Tom Mulak (officers and key employees of the Registrant) which provide that if (a) during the officer's employment or within twelve months after his employment terminates, there is a sale of 75% of the book value of the Registrant's operating assets (as defined), or if any person or group becomes the owner of over 25% of the Registrant's outstanding stock, and (b) the officer's employment is terminated at or prior to the end of the sixth month after such event, then the Registrant or a successor in interest to the Registrant shall pay the terminated officer cash equal to 100% of the officer's average annual taxable compensation over the preceding five calendar years.

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

     (e)   Compensation Committee Interlocks and
       	   Insider Participation
	          -------------------------------------

     The Registrant's Board of Directors has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by the Board. During the fiscal year ended December 31, 1997, the officers of the Registrant participating in the Board's deliberations concerning executive compensation were Martin E. Tash, Mark Shaw and Bernard Bressler (who are members of the Board).

     During the fiscal year ended December 31, 1997, Martin E. Tash (an executive officer of the Registrant) served as a member of the Board of Directors of Gradco Systems, Inc. ("Gradco"). Gradco has no compensation committee (or other Board committee performing equivalent functions); compensation policies applicable to executive officers are determined by its Board. Mr. Tash is an executive officer of Gradco and is the only such executive officer who also served on Registrant's Board. Bernard Bressler (Secretary and a director of Registrant) is an officer and director of Gradco, but he is not an executive officer of either entity.

     During the period since January 1, 1997, there were no transactions between the Registrant and Gradco of the type required to be disclosed under
Item 13, Certain Relationships and Related Transactions.
       	 ----------------------------------------------

Item 12.   Security Ownership of Certain Beneficial Owners
       	   and Management
       	   -----------------------------------------------

     (a) The following table sets forth information regarding persons known to the Registrant to be the beneficial owners of more than 5% of the Registrant's voting securities as of March 11, 1998, based on 3,510,251 shares of Common Stock, $.10 par value, outstanding as of such date.

                                          						 Nature of
Title of Class         Name and Address of       Beneficial     Percentage of
              		       Beneficial Owner          Ownership      Class
--------------         -------------------       ----------     ----------
Common Stock           Martin E. Tash
$.10 par value         233 Spring Street         423,485         12.1%
		                     New York, NY 10013        shares (1)

              		       Arlene S. Tash
              		       17049 Northwest Circle    298,229          8.5%
		                     Boca Raton, FL 33496      shares (2)

              		       Royce & Associates, Inc.
              		       Quest Advisory Corp.
              		       and Charles M. Royce
              		       as a Group
              		       1414 Avenue of the
              		       Americas                  241,950
              		       New York, NY 10019        shares (3)       6.9%

              		       College Retirement
              		       Equities Fund
              		       730 Third Avenue          191,550
              		       New York, NY 10017        shares (4)       5.5%

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

(3)  Number of shares as shown in beneficial owner's Amendment No. 5 to
Schedule 13G dated February 4, 1998 reporting ownership as of December 31, 1997. According to such Schedule 13G, Royce & Associates, Inc. ("Royce & Associates") is an Investment Adviser registered under the Investment Advisers Act of 1940. Royce & Associates has sole voting and dispositive power as to the 241,950 shares shown above. The Schedule 13G also includes Charles M. Royce as a member of a Group with Royce & Associates and indicates that he may be deemed to be a controlling person of Royce & Associates and as such may be deemed to beneficially own the shares of the Registrant beneficially owned by Royce & Associates. Mr. Royce owns no shares of the Registrant outside of Royce 7 Associates and has disclaimed beneficial ownership of the shares reported above.

(4) Number of shares as shown in beneficial owner's Schedule 13G (initial filing) dated February 2, 1998 reporting ownership as of December 31, 1997. According to such Schedule 13G, College Retirement Equities Fund ("CREF") is an Investment Company registered under the Investment Company Act. CREF has shared dispositive power, shared with its investment advisers, TIAA-CREF Investment Management, LLC, as to the 191,550 shares.


     (b) The following table sets forth information regarding the voting securities of the Registrant beneficially owned by each director of the Registrant, each of the executive officers named in the Summary Compensation table in Item 11, Executive Compensation, and all executive officers and directors as a group (8 persons), as of March 12, 1998.

                                                                  Nature of
		                     	Name and Address of       Beneficial      Percentage
Title of Class          Beneficial Owner          Ownership       of Class
---------------         -------------------       ----------      ---------

Common Stock            Martin E. Tash            423,485
$.10 par value          233 Spring Street          shares (1)     12.1%
                     			New York, NY 10013

                     			Mark Shaw                  80,667
                     			233 Spring Street          shares (2)      2.3%
                     			New York, NY 10013

                     			Earl Ubell                  1,000
                     			114 West 27th Street       shares            *
                     			New York, NY 10001

                     			Howard F. Mathiasen         7,125
                     			10276 Totem Run            shares            *
                     			Littleton, CO 80125

                     			Bernard Bressler           12,757
                     			Bressler, Amery &          shares (3)        *
                     			Ross, P.C.
                     			17 State Street
                     			New York, NY 10004

                     			Israel Gitman                 500
                     			12 West 72nd Street        shares            *
                     			New York, NY 10023

                     			Nathan Tash                   400            *
                     			2313 Pine Heights          shares
                     			Drive N.E.
                     			Atlanta, GA 30324

                     			Ghanshyam A. Patel        10,529
                     			233 Spring Street         shares (4)         *
                     			New York, NY 10013

                     			All Executive Officers   536,463
                     			and Directors shares      shares          15.3%
                     			as a Group (comprising
                     			the 8 persons shown
                     			above)

*Less than 1%.


     (1)  See footnote (1) to table in Item 12(a).

     (2) Includes 50,625 shares held in trust for adult children. Of the aggregate of 80,667 shares shown, Mr. Shaw has sole voting and dispositive power as to 67,085 and shared voting and dispositive power with his wife as to 13,582.

     (3) Includes 520 shares held by a trustee for Mr. Bressler under an Individual Retirement Account. Does not include 10,497 shares held by Mr. Bressler's wife as to which he disclaims beneficial ownership.

     (4) Includes 5,179 shares held by the Registrant's Profit Sharing Plan, as to which Mr. Patel has sole voting and dispositive power. As to the balance of 5,350 shares, Mr. Patel shares voting and dispositive power with his wife.


Item 13.   Certain Relationships and Related Transactions
       	   ----------------------------------------------

     Bernard Bressler, Secretary and a director of the Registrant, is a member of the law firm of Bressler, Amery & Ross, P.C., counsel to the Registrant. During the 1997 fiscal year, the Registrant paid legal fees of $145,927 to such firm.

			  PART IV

Item 14.   Exhibits, Financial Statement Schedules and
       	   Reports on Form 8-K
	          -------------------------------------------

     (a) See index to financial statements and financial statement schedules. See list of exhibits in paragraph (c) below.

     (b)   Reports on Form 8-K - None

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

	   10.5 Indemnification Agreement dated as of November 18, 1987 between the Registrant and Martin E. Tash has been filed as Exhibit
	   10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987(1). The Registrant has entered into
	   identical agreements as of the same date with each of the following persons: Howard F. Mathiasen, Mark Shaw, Earl Ubell, and Bernard Bressler. The Registrant has entered into substantially identical agreements dated March 9, 1988 with Ghanshyam A. Patel, dated December 14, 1993 with Ken Derham, and dated as of March 14, 1996 with Israel Gitman and Nathan Tash. To avoid unnecessary duplication, such additional agreements have been omitted from the exhibit filing.

	   10.6 Amendment dated March 9, 1988 to Indemnification Agreements referred to in Item 10.6 between the Registrant and Martin E. Tash has been filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.1 The Registrant has entered into identical amendments of the same date with Mark Shaw and Bernard Bressler. To avoid unnecessary duplication, such identical amendments were omitted from the exhibit filing.

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


Signatures
------------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLENUM PUBLISHING CORPORATION
       	(Registrant)


By:  /s/ Martin E. Tash
     ----------------------------------
     Martin E. Tash
     Chairman of the Board of Directors
     and President

     Dated:  March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By:  /s/ Martin E. Tash
     ----------------------------------
     Martin E. Tash
     Chairman of the Board of Directors
     and President (Principal Executive
     Officer)

     Dated:  March 27, 1998


By:  /s/ Mark Shaw
     ----------------------------------
     Mark Shaw
     Executive Vice President and
     a Director

     Dated:  March 27, 1998


By:  /s/ Ghanshyam A. Patel
     ----------------------------------
     Ghanshyam A. Patel
     Treasurer and Chief Financial
     Officer (Principal Financial
     and Accounting Officer)

     Dated:  March 27, 1998


By:  /s/ Bernard Bressler
     ----------------------------------
     Bernard Bressler
     Secretary and a Director

     Dated:  March 27, 1998


By:  /s/ Earl Ubell
     ----------------------------------
     Earl Ubell
     Director

     Dated:  March 27, 1998


By:  /s/ Howard F. Mathiasen
     ----------------------------------
     Howard F. Mathiasen
     Director

     Dated:  March 27, 1998


By:  /s/ Israel Gitman
     ----------------------------------
     Israel Gitman
     Director

     Dated:  March 27, 1998


By:  /s/ Nathan Tash
     ----------------------------------
     Nathan Tash
     Director

     Dated:  March 27, 1998

		Plenum Publishing Corporation
		  and Subsidiary Companies

	       Form 10-K Item 14(a)(1) and (2)

	 Index to Consolidated Financial Statements and Financial Statement Schedule



The following consolidated financial statements of Plenum Publishing Corporation and subsidiary companies are included in Item 8:

Report of Independent Auditors                                  S-1
Consolidated Balance Sheets-December 31, 1997 and 1996          S-2
Consolidated Statements of Income-Years ended
  December 31, 1997, 1996 and 1995                              S-4
Consolidated Statements of Stockholders' Equity-Years
  ended December 31, 1997, 1996 and 1995                        S-5
Consolidated Statements of Cash Flows-Years ended
  December 31, 1997, 1996 and 1995                              S-6
Notes to Consolidated Financial Statements                      S-8

The following consolidated financial statement schedule of Plenum Publishing Corporation and subsidiary companies is included in Item 14(d):

Schedule:

II Valuation and Qualifying Accounts                           S-22



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.




	       Report of Independent Auditors

Stockholders and Board of Directors
Plenum Publishing Corporation

     We have audited the accompanying consolidated balance sheets of Plenum Publishing Corporation and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plenum Publishing Corporation and subsidiary companies at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          						      Ernst & Young LLP

March 18, 1998

			    Plenum Publishing Corporation
			      and Subsidiary Companies

			    Consolidated Balance Sheets

                                                               									 December 31
                                                         								     1997           1996
                                                        								  ------------------------------
Assets
Current assets:
 Cash and cash equivalents ($44,669,899 and $48,930,459
   in 1997 and 1996                                                $45,359,551    $49,423,477
 Marketable securities, at aggregate market value                   25,942,687     27,417,072
 Interest and dividends receivable                                     329,272        248,198
 Receivables-substantially all trade, net of allowances
   for doubtful accounts ($99,000 and $79,000) and sales
   returns ($740,000 and $750,000) in 1997 and 1996                  5,359,260      5,237,940

 Inventories                                                         3,781,269      3,548,543
                                                         								  ----------------------------
Total current assets                                                80,772,039     85,875,230
                                                         								  ----------------------------
Costs applicable to deferred subscription income                       368,041        556,988
                                                         								  ----------------------------

Property, plant and equipment, at cost:
 Land                                                                  690,000        690,000
 Building, net of accumulated depreciation of $740,746
   and $638,266                                                      2,793,031      2,895,511
 Furniture, fixtures, equipment and leasehold improvements,
   net of accumulated depreciation and amortization
   of $503,874 and $614,716                                            389,340        389,841
 Plate costs, net of accumulated depreciation of $3,450,608
   and $3,994,410                                                    3,252,034      3,170,906
                                                         								  ----------------------------
                                                        								     7,124,405      7,146,258
                                                         								  ----------------------------
Deferred income taxes                                                   19,144        177,444
                                                         								  ----------------------------
Deferred charges and other assets:
 Cost of subscription lists of Human Sciences Press and
   Agathon journals, net of accumulated amortization of
   $2,534,759 and $2,259,499                                         2,167,806      2,443,066

 Royalties                                                           1,506,167      1,486,485
 Investment in Gradco Systems, Inc.                                  3,362,159      2,750,449
 Investment in Tutor Time Learning Systems, Inc., at cost,
   and related note receivable                                       1,100,000      1,100,000

 Deposits and other                                                    422,029        319,494
                                                        								  ----------------------------
                                                        								     8,558,161      8,099,494
                                                        								  ----------------------------
Excess of cost of assets acquired over fair value thereof,
   net of accumulated amortization of $240,153 and $231,262            115,488        124,379
                                                        								  ----------------------------
Total assets                                                       $96,957,278   $101,979,793
                                                        								  ============================


Liabilities and stockholders' equity
Current liabilities:
 Due to customers                                                   $  491,339   $    544,277
 Accounts payable                                                    3,222,244      3,181,286
 Income taxes payable                                                1,338,436        913,250
 Royalties payable                                                   2,380,844      2,362,019
 Dividends payable                                                   1,088,178      1,165,285
 Deferred income tax liabilities                                       882,797      1,230,744
 Other current liabilities                                           6,454,254      4,035,185
                                                        								  ----------------------------
Total current liabilities                                           15,858,092     13,432,046

Deferred subscription income                                        25,270,152     25,148,620
                                                        								  ----------------------------
Total liabilities                                                   41,128,244     38,580,666
                                                        								  ----------------------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1 per share: authorized-
   1,000,000 shares; none issued
Common stock, par value $.10 per share: authorized-
   12,000,000 shares,issued-5,847,241 shares                           584,724        584,724
Paid-in additional capital                                           3,951,526      3,951,526
Retained earnings                                                  113,550,620    105,283,732
                                                       								  ----------------------------
                                                        								   118,086,870    109,819,982

Less 2,336,990 and 1,962,956 shares of common stock
   held in treasury-at cost                                         62,257,836     46,420,855
                                                       								  ----------------------------
Total stockholders' equity                                          55,829,034     63,399,127
                                                       								  ----------------------------
Total liabilities and stockholders' equity                         $96,957,278   $101,979,793
                                                       								  ============================

See accompanying notes.

			    Plenum Publishing Corporation
			      and Subsidiary Companies

			 Consolidated Statements of Income



                                                          								Year ended December 31
                                          						       1997           1996            1995
                                          						   ---------------------------------------------
Subscriptions, books and other sales, net          $52,633,994     $51,928,884     $52,229,671
                                          						   ---------------------------------------------

Costs and expenses:
  Cost of sales                                     20,709,590      20,953,870      21,236,836
  Royalties                                          3,484,839       3,874,419       4,141,404
  Selling, general and administrative expenses      10,813,438      10,659,819      10,745,276
                                          						   ---------------------------------------------
                                          						    35,007,867      35,488,108      36,123,516
                                          						   ---------------------------------------------
Income from operations                              17,626,127      16,440,776      16,106,155


Investment income and other:
  Dividend income                                      268,945         477,539         377,698
  Interest income                                    2,771,821       2,410,037       1,996,434
  Net realized gain on sales of marketable
   securities                                              819           7,491       3,229,729
  Net unrealized (loss) gain on marketable
   securities                                       (1,227,545)      4,109,291       3,868,361
  Equity in net income of Gradco Systems, Inc.         611,710         374,330         301,290

  Other investment related expenses                   (327,417)       (539,622)       (648,616)
                                          						   ---------------------------------------------
Income from continuing operations before
  income taxes                                      19,724,460      23,279,842      25,231,051
Income taxes                                         6,900,000       8,598,000       9,584,000
                                          						   ---------------------------------------------
Income from continuing operations                   12,824,460      14,681,842      15,647,051
                                          						   ---------------------------------------------

Discontinued operations:
  Income (loss), net of income tax provision
   (benefit) of $199,000 and $(600,000)                      -         368,501         (46,192)
  Estimated loss on disposal, net of income tax
   benefit of $45,300                                        -               -         (84,055)
                                          						   ---------------------------------------------
Income (loss) from discontinued operations                   -         368,501        (130,247)
                                          						   ---------------------------------------------
Net income                                         $12,824,460     $15,050,343     $15,516,804
                                          						   =============================================

Basic and diluted earnings per share:
  Income from continuing operations                      $3.45           $3.75           $3.96
  Income (loss) from discontinued operations                 -             .09            (.03)
                                          						   ---------------------------------------------
Net income                                               $3.45           $3.84           $3.93
                                          						   =============================================

See accompanying notes.

			  Plenum Publishing Corporation
			    and Subsidiary Companies

		 Consolidated Statements of Stockholders' Equity


                           				      Common Stock Issued       Paid-in
                            				     --------------------
                                         						    Par       Additional     Retained     Treasury Stock         Stockholders'
                        											  ----------------
                                  					  Shares   Value       Capital       Earnings     Shares      Cost         Equity
                            				     --------------------------------------------------------------------------------------------
Balance at December 31, 1994            5,847,241   $584,724   $3,951,526   $83,983,599   1,862,983   $43,189,031   $45,330,818
  Net income for the year ended
     December 31, 1995                          -          -            -    15,516,804           -             -    15,516,804
  Dividend declared, $1.16
     a share                                    -          -            -    (4,572,908)          -             -    (4,572,908)
  Acquisition of Common Stock for
     treasury                                   -          -            -             -      42,735     1,288,672    (1,288,672)
                            				     --------------------------------------------------------------------------------------------
Balance at December 31, 1995            5,847,241    584,724    3,951,526    94,927,495   1,905,718    44,477,703    54,986,042

  Net income for the year ended
     December 31, 1996                          -          -            -    15,050,343           -             -    15,050,343
  Dividend declared, $1.20 a share              -          -            -    (4,694,106)          -             -    (4,694,106)
  Acquisition of Common Stock for
     treasury                                   -          -            -             -      57,238     1,943,152    (1,943,152)
                            				     --------------------------------------------------------------------------------------------
Balance at December 31, 1996            5,847,241    584,724    3,951,521   105,283,732   1,962,956    46,420,855    63,399,127
  Net income for the year ended
     December 31, 1997                          -          -            -    12,824,460           -             -    12,824,460
  Dividend declared, $1.24 a share              -          -            -    (4,557,572)          -             -    (4,557,572)
  Acquisition of Common Stock for
     treasury                                   -          -            -             -     374,034    15,836,981   (15,836,981)
                            				     --------------------------------------------------------------------------------------------
Balance at December 31, 1997            5,847,241   $584,724   $3,951,526  $113,550,620   2,336,990   $62,257,836   $55,829,034
                            				     ============================================================================================


See accompanying notes.

       			    Plenum Publishing Corporation
			            and Subsidiary Companies

		       Consolidated Statements of Cash Flows


                                                         								       Year ended December 31
                                                        								 1997          1996          1995
                                                 							    -------------------------------------------
Cash flows from operating activities
Net income                                                   $12,824,460    $15,050,343    $15,516,804
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation of plate costs                                  1,275,373      1,406,875      1,465,390
  Depreciation and amortization of building, furniture,
    fixtures, equipment and leasehold improvements               286,001        280,696        294,634

  Amortization of deferred charges and excess of cost
    of assets acquired over fair value thereof                 1,941,534      1,818,233      2,801,351
  Net realized gain on sales of marketable securities               (819)        (7,491)    (3,229,729)
  Net unrealized loss (gain) on marketable securities          1,227,545     (4,109,291)    (3,868,361)
  Purchase of marketable securities                           (5,348,721)    (7,620,588)   (14,949,402)
  Proceeds from sale of marketable securities                  8,051,946     10,593,561     20,065,104
  Equity in net income of Gradco Systems, Inc.                  (611,710)      (374,330)      (301,290)
  Deferred income taxes                                         (189,647)     2,717,370      1,273,876
  Changes in operating assets and liabilities:
    Receivables                                                 (202,394)       416,304        270,860
    Inventories                                                 (232,726)       (56,217)       143,975
    Other assets                                              (1,779,600)    (1,480,629)    (1,630,036)
    Due to customers, accounts payable, royalties
      payable, accrued expenses and sundry liabilities           (29,652)       258,702        820,045
      Income taxes payable                                       425,186       (799,409)      (433,213)
      Deferred subscription income and costs applicable
	       thereto-net                                              310,479        608,354     (1,630,207)
                                             							        -------------------------------------------
Net cash provided by operating activities                     17,947,255     18,702,483     16,609,801
                                                 							    -------------------------------------------
Cash flows from investing activities
Additions to plate costs                                      (1,356,501)    (1,370,808)    (1,425,471)
Additions to furniture, fixtures, equipment and
  leasehold improvements                                        (183,020)      (286,288)       (89,704)

Investment in Tutor Time Learning Systems, Inc.,
  at cost, and related note receivable                                 -     (1,100,000)             -
                                                 							    -------------------------------------------
Net cash used in investing activities                         (1,539,521)    (2,757,096)    (1,515,175)
                                                 							    -------------------------------------------


Cash flows from financing activities
Acquisition of treasury stock                               $(15,836,981)   $(1,943,152)   $(2,219,547)
Dividends paid                                                (4,634,679)    (4,671,863)    (4,557,592)
                                                 							    -------------------------------------------
Net cash used in financing activities                        (20,471,660)    (6,615,015)    (6,777,139)
                                                 							    -------------------------------------------
Net (decrease) increase in cash and cash equivalents          (4,063,926)     9,330,372      8,317,487
Cash and cash equivalents at beginning of year                49,423,477     40,093,105     31,775,618
                                                 							    -------------------------------------------
Cash and cash equivalents at end of year                     $45,359,551    $49,423,477    $40,093,105
                                                 							    ===========================================

See accompanying notes.

			    Plenum Publishing Corporation
			      and Subsidiary Companies

			Notes to Consolidated Financial Statements

       				 December 31, 1997

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

Cash Equivalents and Supplemental Cash Flow Information

     The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1997, the Company had time deposits, commercial paper and money market accounts totaling approximately $44,670,000 substantially on deposit with six financial institutions. As of December 31, 1996, the Company had time deposits, commercial paper and money market accounts of approximately $48,930,000 on deposit with five financial institutions.

     At December 31, 1997 and 1996, cash equivalents included commercial paper totaling $37,793,000 and $46,479,000, respectively. The commercial paper is held to maturity and, as such, it is recorded at amortized cost which approximates fair value.

     The Company paid income taxes in 1997, 1996 and 1995 of approximately $6,664,000, $6,879,000 and $8,098,000, respectively.

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

Earnings Per Share

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

2. Discontinued Operations

    In December 1995, the Company's Board of Directors adopted a plan to discontinue its wholly-owned subsidiary, J.S. Canner & Company, Inc. ("Canner"), effective October 1996. Canner was engaged in the purchase and sale of back issue periodicals to libraries, universities, colleges and other users. Loss from discontinued operations in 1995 includes the write-off of Canner's unamortized intangible assets of $89,284, net of applicable income tax benefit of $624,000. The remaining assets and liabilities of Canner at December 31, 1995 are not material to the consolidated financial statements.

    Net sales of Canner were approximately $1 million for each of the years ended December 31, 1996 and 1995.

3. Inventories

Inventories at December 31 are comprised of:

                       			       1997          1996
                     			     -------------------------
Finished publications        $3,461,117    $3,177,949
Work in process                 320,152       370,594
                     			     -------------------------
                     			     $3,781,269    $3,548,543
                     			     =========================

4. Investment in Gradco Systems, Inc.

    As of December 31, 1997 and 1996, the Company owned 913,000 common shares of Gradco, a company engaged in the development and marketing of photocopier machine technology, representing approximately 11.6% of its outstanding common stock. Gradco stock is publicly traded on the NASDAQ National Market System. The aggregate market value of this investment as of December 31, 1997 and 1996 amounted to approximately $6,733,400 and $3,423,800, respectively.

    Selected financial data of Gradco as of and for the 12 months ended December 31, 1997, 1996 and 1995 is as follows and has been extracted from unaudited financial information as filed by Gradco with the Securities and Exchange Commission (in thousands):


                                    					       1997      1996       1995
                                     					  --------------------------------
Balance sheet data
Total assets                                 $45,329    $60,576    $58,957
Working capital                               14,649     19,438     18,032
Noncurrent liabilities, including
minority interest and excluding
current installments                           3,370     17,545     17,988
Shareholders' equity                          20,298     15,736     15,715

Statement of operations data
Net revenues                                 120,433    100,467    101,069
Net income                                     5,404      3,199      2,576

    The President and Chairman of the Board of the Company, Mr. Martin E. Tash, is also the President and Chairman of the Board of Gradco.

    On March 12, 1998, the Company's Board of Directors declared a special dividend consisting of approximately 877,600 common shares of Gradco owned by the Company. After such dividend, the Company will own 35,400 shares of Gradco.


5. Income Taxes

    Income taxes for the years ended December 31 consist of the following:

                                          						1997
                            				---------------------------------------
                            				  Current      Deferred      Total
                            				---------------------------------------
Federal                         $5,781,937    $(151,937)    $5,630,000
State and local                  1,307,710      (37,710)     1,270,000
                            				---------------------------------------
                            				$7,089,647    $(189,647)    $6,900,000
                            				=======================================

                                          						1996
                            				---------------------------------------
                            				  Current      Deferred      Total
                            				---------------------------------------
Federal                         $4,481,117   $2,250,883     $6,732,000
State and local                  1,399,513      466,487      1,866,000
                            				---------------------------------------
                            				$5,880,630   $2,717,370     $8,598,000
                            				=======================================


                                          					1995
                            				---------------------------------------
                            				  Current      Deferred      Total
                            				---------------------------------------
Federal                         $6,680,477   $  902,523     $7,583,000
State and local                  1,629,647      371,353      2,001,000
                            				---------------------------------------
                            				$8,310,124   $1,273,876     $9,584,000
                            				=======================================


    Deferred income taxes result from the recognition of the income tax effect of timing differences in reporting transactions for financial and tax purposes. A description of the differences and the related tax effect follows:


                              				   1997         1996           1995
                            				---------------------------------------
Valuation of inventories        $  121,553   $  179,261     $  (95,869)
Depreciation                       158,300      273,100        412,584
Allowance for doubtful
 accounts, etc.                     24,000      (10,930)        26,100
Adjustments applicable to
 net unrealized gains (losses)    (493,500)   1,651,900      1,555,100

Intangibles related to
 discontinued operations                 -      624,039       (624,039)
                            			---------------------------------------
                            				$ (189,647)  $2,717,370     $1,273,876
                           				=======================================

Significant components of the Company's deferred tax assets (liabilities) as of December 31 are as follows:

                                           						1997           1996
                                   					    ---------------------------
Valuation of inventories                     $2,042,493    $ 2,164,046
Depreciation                                     19,144        177,444
Allowance for doubtful accounts, etc.           119,110        143,110
Net unrealized gains                         (3,044,400)    (3,537,900)
Equity in losses of Gradco                    1,511,000      1,725,000
                                   					    ---------------------------
Total deferred tax assets                       647,347        671,700
Valuation allowance                          (1,511,000)    (1,725,000)
                                   					    ---------------------------
Net deferred tax assets (liabilities)        $ (863,653)   $(1,053,300)
                                   					    ===========================

     The Company has recorded a valuation allowance for the entire value of the deferred tax asset attributable to the equity in losses of Gradco, since management believes the realization of such asset is not reasonably assured. The change in the valuation allowance in 1997, 1996 and 1995 was $(214,000), $(131,000) and $(106,400), respectively.

     A reconciliation of the computed "expected" tax expense at the Federal statutory rate and the actual tax expense for the years shown below is as follows:

                                  					   1997                        1996                             1995
                            				     ----------------------------------------------------------------------------------------
                                            						     % of Income               % of Income                % of Income
                                            						       Before                     Before                     Before
                                   				  	Amount         Income       Amount        Income       Amount        Income
                                              						       Taxes                      Taxes                      Taxes
                            				     ----------------------------------------------------------------------------------------
Computed "expected" tax expense        $6,903,600      35.0%      $8,147,900      35.0%      $8,830,900      35.0%
Increases (reductions) in tax
  resulting from:
   State and city income taxes,
     net of Federal income tax
       benefit                            825,500       4.2        1,212,900       5.2        1,300,700       5.2
  Nontaxable portion of
   dividend income                        (65,900)      (.3)        (117,000)      (.5)         (92,500)      (.4)
  Foreign Sales Corporation
   income taxed at a lower rate          (454,000)     (2.3)        (431,200)     (1.9)        (363,000)     (1.4)
  Equity in net income of Gradco
   Systems, Inc. not recognized as
    deferred tax benefits                (214,000)     (1.1)        (131,000)      (.6)        (106,400)      (.5)
  Miscellaneous-net                       (95,200)      (.5)         (83,600)      (.3)          14,300        .1
                            				     ----------------------------------------------------------------------------------------
Actual tax expense                     $6,900,000      35.0%      $8,598,000      36.9%      $9,584,000      38.0%
	                            			     ========================================================================================


6. Leases

    The Company leases certain real properties. Certain leases provide for the payment of real estate taxes and escalation of rentals based on increases in real estate taxes.

Rental expense for the years ended December 31 is as follows:

                		 1997                     $652,000
                		 1996                      812,000
                		 1995                      769,000

    Approximate future minimum rentals under all noncancelable operating leases for real property at December 31, 1997 are as follows:

                		 1998                     $340,000
                		 1999                      346,000
                		 2000                      353,000
                		 2001                      344,000
                		 2002                      316,000
                		 Subsequent to 2002      1,430,000
                              				       -------------
                                     					$3,129,000
                              				       =============

7. Profit Sharing and Incentive Compensation Plans

    The Company has a profit sharing plan for its employees which provides for annual contributions based upon the Company's net income as a percentage of gross revenue and the employees' salary level and length of service. Such contributions, which are placed in a trust fund, are invested at the employees' discretion. Contributions under the plan aggregated approximately $1,070,000 (1997), $1,065,000 (1996) and $1,096,000 (1995). Other accrued expenses and sundry liabilities include accrued contributions under the plan of $1,070,000 (1997) and $1,065,000 (1996).

     The Company has an incentive compensation plan for executive officers and key employees of the Company providing for 5% of the Company's income from operations to be distributed (as provided) to participants of the plan. In addition to the amounts payable as set forth above, since there was investment income (as defined) in 1997, 1996 and 1995, the amount of such income was added to income from operations for the purpose of calculating incentive compensation for such years. Distributions under the plan aggregated $987,000
(1997), $1,195,000 (1996) and $1,223,000 (1995).  Other accrued expenses and sundry liabilities include accrued incentive compensation of $777,000 (1997) and $750,000 (1996).

    The Company has the right to change, modify or terminate the above plans at any time.

8. Per Share Amounts

    Basic and diluted earnings per share of Common Stock is computed on the basis of weighted average number of common shares outstanding (3,721,433
(1997), 3,915,045 (1996) and 3,945,629 (1995).

9. Marketable Securities

    The Company's portfolio of marketable securities is substantially invested in a limited number of issuers, operating principally in the pharmaceutical and communications industries at December 31, 1997 and 1996. At December 31, 1997 and 1996, the market value of the Company's largest holding (invested in a company operating in the pharmaceutical industry) was $15,483,000 and $10,234,000, respectively.

10. Quarterly Financial Information (Unaudited)

                                    					 Income (Loss)                Net Income
        	   Subscriptions               from Securities,               Per Share of
	               and          Cost        Net of Certain      Net          Common
Quarter    Other Sales    of Sales       Expenses         Income (1)     Stock (1) (2)
--------------------------------------------------------------------------------------
1997
First     $12,287,468     $5,243,509     $(1,550,348)     $1,359,784     $ .35
Second     13,475,394      5,289,089       4,337,549       5,327,829      1.39
Third      12,919,245      5,367,102      (3,001,809)        690,285       .19
Fourth     13,951,887      4,809,890       2,312,941       5,446,562      1.55

1996
First     $12,847,602     $5,224,006      $ (190,283)     $2,479,733     $ .63
Second     12,358,214      5,342,644       1,736,328       3,331,878       .85
Third      13,319,107      5,392,390       2,733,165       4,355,375      1.12
Fourth     13,403,961      4,994,830       2,559,856       4,883,357      1.26


(1) Amounts of discontinued operations included in net income and net income per share of common stock are as follows:

               			   1996
	     ---------------------------------
				                         Net Income
			                  Net      Per Share
	     Quarter       Income       of
                     				      Common
                     				       Stock
	     ---------------------------------
	     First        $ 70,472    $ .02
	     Second        179,427      .04
	     Third         118,602      .03
	     Fourth              -        -
             			   --------------------
              			  $368,501    $ .09
              			  ====================


(2) Earnings per share amounts have been restated, where applicable, to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

11. Business Segments and Geographic Areas

The Company operates in only one reportable business segment.

    The Company and its subsidiaries are engaged primarily in the publishing and distribution of advanced scientific materials in the United States and in foreign countries. Export sales by geographic area for the fiscal years ended December 31, 1997, 1996 and 1995 were as follows:


              		       1997           1996           1995
             	 	   -----------------------------------------
Canada             $ 2,995,000    $ 2,950,000    $ 2,789,000
Asia                 5,492,000      6,477,000      6,118,000
Europe              10,025,000     11,872,000     11,251,000
Pacific Rim          1,639,000      1,323,000      1,260,000
Other                1,301,000      1,162,000      1,075,000
              		   -----------------------------------------
              		   $21,452,000    $23,784,000    $22,493,000
              		   =========================================

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

     Pursuant to the Distribution Agreement, in 1994, the Company distributed for MAIK Nauka ("MN"), an entity owned in part by Pleiades Publishing, Inc. and the Academy, 21 Russian scientific journals in English. MN became the exclusive publisher of such journals. Prior thereto, the Company had translated, published and distributed these journals under a contract with the Copyright Agency of the former Soviet government, and under contracts with the individual institutes publishing the journals, and had paid royalties based in part upon the number of subscribers. Under the Distribution Agreement, the Company continues to promote and distribute these journals throughout the world, and continues to deal with and collect from subscribers to the journals, retaining a portion of such revenues for performing these functions. The amount will gradually be reduced to 30% in 1999 and will remain at that level for the balance of the term of the Distribution Agreement.

     Under the Distribution Agreement, in 1995, MN undertook the publication of the English translations of 14 additional Russian journals, which are promoted and distributed by the Company. In 1996, MN undertook the publication of the English translations of six additional Russian journals to be promoted and distributed by the Company, and in 1997, it undertook the publication of one additional journal. As to each additional journal which is published by MN and distributed by the Company under the Distribution Agreement, the Company will retain 35% of the revenue in the initial year of distribution, with the amount gradually being reduced to 30% over a six-year period.

     The Company continues to publish 13 journals which it has been unable to transfer to MN by reason of objections by the journal publishers. With reference to such journals, MN has commenced a litigation against the Company (see Note 14).

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

13. Other Current Liabilities

     Included in other current liabilities is approximately $2.5 million representing amounts required to purchase securities to cover a short sale.

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

     On January 22, 1997, MN commenced a civil action against the Company. MN alleges that the Company breached the Distribution Agreement referred to in
Note 12. The Distribution Agreement provided for the assignment by the Company to MN of agreements relating to the publication of translations of certain Russian scientific journals and their worldwide distribution where assignment was permitted or agreed to by the publishers. A number of the publishers of journals have refused to give their consent. MN asserts that the Company did not use its best efforts to obtain consent or otherwise breached the Distribution Agreement with MN. The Company, which has answered the complaint, believes that it has adequate defenses to defeat the MN claims. Management believes that the ultimate outcome of this matter will not have a materially adverse effect on the Company's financial condition, results of operations or cash flows.

                    			    Plenum Publishing Corporation
                     			     and Subsidiary Companies

             		     Schedule II-Valuation and Qualifying Accounts


        	 Column A                        Column B          Column C       Column D      Column E
--------------------------------------------------------------------------------------------------
                                                  							 Additions
                                    					  Balance        Charged to                     Balance at
                             				       at Beginning      Costs and                       End of
         	Description                     of period        Expenses      Deductions        Period
--------------------------------------------------------------------------------------------------
Year ended December 31, 1997
Allowances deducted from
  assets to which they apply:
    Allowance for doubtful accounts       $ 79,000     $  90,2000     $  $70,200 (a)     $ 99,000
    Allowance for sales returns           $750,000     $2,939,626     $2,949,626 (b)     $740,000

Year ended December 31, 1996
Allowances deducted from
  assets to which they apply:
    Allowance for doubtful accounts       $125,000     $  $71,700     $   71,700 (a)     $ 79,000
    Allowance for sales returns           $810,000     $2,977,603     $3,037,603 (b)     $750,000

Year ended December 31, 1995
Allowances deducted from
  assets to which they apply:
    Allowance for doubtful accounts       $181,000     $   30,260     $   86,260 (a)     $125,000
    Allowance for sales returns           $740,000     $2,790,457     $2,720,457 (b)     $810,000

Notes:
     (a) Uncollectible receivables written off.
     (b) Returns made by customers.