Form 10-Q
period 1998-03-31
PLENUM PUBLISHING CORP
filed 1998-05-15
CIK 79166

SECURITIES AND EXCHANGE COMMISSION

                                			 WASHINGTON, D.C. 20549

                                    				FORM 10-Q
                             QUARTERLY REPORT UNDER SECTION 13
                 	    OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Month Period Ended                  Commission File #0-916-3
March 31, 1998

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
                       Yes    X        No
                            -------        ------
     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of  05/ 15 /98:          3,510,251
                                             ---------

                                   INDEX

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES


PART I         FINANCIAL INFORMATION
------         ---------------------

Item      1.   Financial Statements (Unaudited)

Condensed consolidated balance sheets--
March 31, 1998 and December 31, 1997                                        3

Condensed consolidated statements of income
and retained earnings -- Three months ended
March 31, 1998 and 1997                                                     5

Condensed consolidated statements of cash
flows -- Three months ended March 31, 1998
and 1997                                                                    6

Notes to condensed consolidated financial
statements -- March 31, 1998                                                7

Item    2.      Management's Discussion and Analysis of
Financial Condition and Results of Operations                               9

PART II            OTHER INFORMATION
-------            -----------------
Item    6.      Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                                 12
----------


PART I - FINANCIAL INFORMATION

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31                December 31
                                                               --------                -----------
                                                                 1998                     1997
                                                                 ----                     ----
                                                              (UNAUDITED)                (NOTE)
                                                               -----------                ------
ASSETS
Current Assets:
  Cash and cash equivalents ($50,546,248 and $44,669,899 )     $51,231,491             $45,359,551
  Marketable securities at aggregate market value               13,877,110              25,942,687
  Interest and dividends receivable                                166,878                 329,272
  Receivables net of allowances of $879,000
    and $839,000                                                 5,942,014               5,359,260
  Inventories -- Note C                                          4,301,521               3,781,269
  Deferred income tax benefits                                   1,967,751                       -
                                                               ------------            ------------
                Total Current Assets                            77,486,765              80,772,039
                                                               ------------            ------------
Costs Applicable to Deferred Subscription Income                   530,490                 368,041
                                                               ------------            ------------
Property, Plant and Equipment, at cost:
  Land                                                             690,000                 690,000
  Building, net of accumulated depreciation of
    $766,366 and $740,746                                        2,767,411               2,793,031
  Furniture, fixtures, equipment and leasehold improvements, net of accumulated depreciation and amortization
    of $531,284 and $503,874                                       378,298                 389,340
  Plate costs, net of accumulated depreciation of
    $3,756,944 and $3,450,608                                    3,283,850               3,252,034
                                                               ------------            ------------
                                                                 7,119,559               7,124,405
                                                               ------------            ------------
Deferred Income Tax                                                      -                  19,144
                                                               ------------            ------------
Deferred Charges and Other Assets:
  Cost of subscription lists of Human Sciences Press
    and Agathon journals, net of accumulated amortization
    of $2,603,573 and $2,534,759                                 2,098,992               2,167,806
  Royalties                                                      1,675,694               1,506,167
  Investment in Gradco Systems, Inc.                                     -               3,362,159
  Investment in Tutor Time Learning Systems, Inc., at cost,
    and related note receivable                                  1,100,000               1,100,000
Deposits and other                                                 959,676                 422,029
                                                               ------------            ------------
                                                                 5,834,362               8,558,161
                                                               ------------            ------------
Excess of Cost of Assets Acquired Over Fair Value
    Thereof, net of accumulated amortization of
    $242,375 and $240,153                                          113,266                 115,488
                                                               ------------            ------------
Total Assets                                                   $91,084,442             $96,957,278
                                                               ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to customers                                                $579,862                $491,339
  Accounts payable                                               1,771,681               3,222,244
  Income taxes payable                                           3,015,961               1,338,436
  Royalties payable                                              2,445,741               2,380,844
  Dividends payable                                              1,123,280               1,088,178
  Deferred income tax liabilities                                        -                 882,797
  Other current liabilities - Note F                             6,701,775               6,454,254
                                                               ------------            ------------
                Total Current Liabilities                       15,638,300              15,858,092

Deferred Subscription Income                                    23,754,527              25,270,152

                                                               ------------            ------------
                Total Liabilities                               39,392,827              41,128,244
                                                               ------------            ------------


Stockholders' Equity -- Note D
  Preferred Stock, par value $1 per share;
    Authorized - 1,000,000 shares; none issued
  Common Stock, par value $.10 per share;
    Authorized-12,000,000 shares;
    Issued-5,847,241 shares                                        584,724                 584,724
  Paid-in additional capital                                     3,951,526               3,951,526
  Retained earnings                                            109,413,201             113,550,620
                                                               ------------            ------------
                                                               113,949,451             118,086,870


  Less 2,336,990 shares of Common
    Stock held in treasury - at cost                            62,257,836              62,257,836
                                                               ------------            ------------

                Total Stockholders' Equity                      51,691,615              55,829,034
                                                               ------------            ------------
Total Liabilities and Stockholders' Equity                     $91,084,442             $96,957,278
                                                               ============            ============


Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. See Notes to condensed consolidated financial statements.


PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
EARNINGS (UNAUDITED)


                                                            Three Months Ended March 31
                                                            ---------------------------------
                                                               1998            1997
                                                               ----            ----
Income:
       Subscriptions, books and other sales, net             $13,069,025       $12,287,468
                                                            --------------    ---------------
Costs and Expenses:
       Cost of sales                                           5,289,602         5,243,509
       Royalties                                                 844,819           832,995
       Selling, general and administrative expenses            2,686,537         2,589,832
                                                            --------------    ---------------
                                                               8,820,958         8,666,336
                                                            --------------    ---------------
          Income From Operations                               4,248,067         3,621,132

Dividend income                                                   90,842            80,927
Interest income                                                  719,999           747,869
Net realized gain on sales of marketable securities            4,442,769           202,381
Net unrealized loss on marketable securities                  (7,694,603)       (2,524,800)
Other investment related expenses                                (57,457)          (56,725)
                                                            --------------    ---------------
Income from operations before income taxes                     1,749,617         2,070,784
                                                            --------------    ---------------
Income tax (benefits) provision -- Note E
       Federal                                                  (961,000)          567,000
       State and City                                            122,000           144,000
                                                            --------------    ---------------
                                                                (839,000)          711,000
                                                            --------------    ---------------
Net income                                                     2,588,617         1,359,784
Retained earnings - beginning of period                      113,550,620       105,283,732
                                                            --------------    ---------------
                                                             116,139,237       106,643,516
                                                            --------------    ---------------

Cash dividend ($.32 and $.31 a share)                          1,123,280         1,193,529
Special dividend of 878,175 shares of
  Gradco Systems, Inc.                                         5,602,756                 -
                                                            --------------    ---------------
                                                               6,726,036         1,193,529
                                                            --------------    ---------------
Retained earnings - end of period                           $109,413,201      $105,449,987
                                                            ==============    ===============
Basic and diluted earnings per share - Note D:
Net income                                                          $.74              $.35
                                                            ==============    ===============

See notes to condensed consolidated financial statements.

PLENUM PUBLISHING CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months  Ended March 31
                                                                         ----------------------------
                                                                              1998          1997
                                                                              ----          ----

Cash flows from operating activities:
  Net income                                                               $2,588,617      $1,359,784
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation of plate costs                                             306,336         328,624
      Depreciation and amortization of building,
       	furniture, fixtures, equipment and
        leasehold improvements                                                 67,245          90,543
      Amortization of deferred charges and excess
	       of cost of assets acquired over fair value
        thereof                                                               406,665         527,114
      Net realized gain on sale of marketable securities                   (4,442,769)       (202,381)
      Net unrealized loss on marketable securities                          7,694,603       2,524,800
      Purchases of marketable securities                                  (13,867,795)     (3,627,569)
      Proceeds from sale of marketable securities                          22,031,236       4,994,619
      Deferred income taxes                                                (2,831,404)     (1,047,599)
      Changes in operating assets and liabilities:
       	Decrease (increase) in:
          Receivables                                                        (420,360)        (93,446)
          Inventories                                                        (520,252)       (336,682)
          Other assets                                                     (1,042,803)     (1,242,992)
       	Increase (decrease) in:
	         Due to customers, accounts payable, royalties payable,
            accrued expenses and sundry liabilities                        (2,639,917)     (2,022,510)

          Income taxes payable                                              1,677,525       1,487,875
       	  Deferred subscription income and costs
            applicable thereto-net                                         (1,678,074)     (1,145,653)
                                                                          ------------    ------------
              Net Cash Provided by Operating Activities                     7,328,853       1,594,527
                                                                          ------------    ------------
Cash flows from investing activities:
  Additions to plate costs                                                   (338,152)       (395,572)
  Additions to furniture, fixtures, equipment
    and leasehold improvements                                                (30,583)        (42,250)
                                                                          ------------    ------------
              Net Cash Used in Investing Activities                          (368,735)       (437,822)
                                                                          ------------    ------------
Cash flows from financing activities:
  Acquisition of treasury stock                                                     -      (1,191,597)
  Dividends paid (a)                                                       (1,088,178)     (1,165,285)
                                                                          ------------    ------------
              Net Cash Provided by (Used in) Financing Activities          (1,088,178)     (2,356,882)
                                                                          ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                        5,871,940      (1,200,177)
Cash and cash equivalents at beginning of period                           45,359,551      49,423,477
                                                                          ------------    ------------
              Cash and Cash Equivalents at End of Period                  $51,231,491     $48,223,300
                                                                          ============    ============

See notes to condensed consolidated financial statements.

(a) The special dividend of 878,175 shares of Gradco Systems, Inc. on March 12, 1998 has no impact on Cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998


NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


Cash paid during the three months ended March 31, 1998 and 1997 for:

                                 1998                 1997
                                 ----                 ----
Income Tax                     $314,879             $270,724


NOTE C -- INVENTORIES

Inventories at March 31, 1998 and December 31, 1997 are comprised of:

                                1998                 1997
                                ----                 ----

Finished publications        $4,087,605           $3,461,117
Work in process                 213,916              320,152
                             ----------           ----------
                             $4,301,521           $3,781,269
                             ==========           ==========

NOTE D -- PER SHARE AMOUNTS

     Basic and diluted earnings per share is computed on the basis of the weighted average number of shares outstanding. The number of shares used in this computation for the three months ended March 31, 1998 and 1997 is 3,510,251 and 3,871,593 , respectively.

NOTE E -- INCOME TAXES:

Total tax (benefit) expense for the three month periods ended March 31, 1998 and 1997 amounted to ($839,000) and $711,000 (effective rates of (49.95%) and 34.33%), totals different from those computed by applying the U.S. Federal income tax rate to income before taxes. The reasons for these differences are as follows:

                                                       Three Months Ended March 31
                                                       ---------------------------
                                               1998                              1997
                                             -----------------------------------------------------------
                                                                 % of                            % of
                                                                 Income                          Income
                                                                 Before                          Before
                                                                 Income                          Income
                                                Amount           Taxes           Amount          Taxes
                                             -----------------------------------------------------------
Computed "expected" tax expense                 $612,400         35.00%          $724,800        35.00%

Increases (reductions) in tax
  resulting from:
    State and local income
      taxes, net of Federal
      income tax benefit                          79,300          4.53             93,600         4.52

    Nontaxable portion of
      dividend income                            (22,300)        (1.27)              (500)

    FSC income taxed at a
      lower rate                                 (87,500)        (5.00)           (87,500)       (4.22)

    Reversal of valuation allowance for
      equity in losses of Gradco not
      recognized as deferred tax benefits
      in prior years.                         (1,416,700)       (80.97)

    Miscellaneous - net                           (4,200)        (2.24)           (19,400)        (.97)
                                             ------------     ------------    ------------    -----------
Actual Tax (Benefit) Expense                   ($839,000)       (49.95%)         $711,000        34.33%
                                             ============     ============    ============    ===========


NOTE F -- OTHER CURRENT LIABILITIES:

Included in other current liabilities is approximately $4 million representing amounts required to purchase securities to cover a short sale.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION AND RESULTS OF
                                         OPERATIONS


THREE MONTH PERIOD - 1998 vs 1997
---------------------------------

      Revenues from the Company's publishing operations increased by 6.4% to $13,069,025. Revenues from subscriptions did not materially change from the comparable period in 1997. Revenues from book sales increased by 21.9%, mainly due to the increase in the number of book titles published and increased sales of backlist books. Revenues from database products decreased by 14.0%, mainly due to the decreased usage of the database system.

      The cost of sales as a percentage of revenues decreased from 42.7% to 40.5%, primarily due to increased sales of backlist books, which have an above average gross margin, offset by the decreased usage of the database system which also has an above average gross margin. The Company provides for obsolescence by writing down the inventory value of backlist books, resulting in higher gross margin on backlist sales. The increase in royalty expenses resulted primarily from the increase in book sales. The increase in selling, general, and administrative expenses was primarily due to increased advertising expenditures, offset by lower professional fees and mailing expenses.
      The decrease in interest income was principally due to decreased investment in commercial paper, time deposits and money market funds. The increase in dividend income was attributable to the changes in the portfolio of marketable securities. The company had net realized gain of $4,442,769 and net unrealized loss of $7,694,603 on marketable securities for the three months ended March 31, 1998, as compared to net realized gain of $202,381 and net unrealized loss of $2,524,800 on marketable securities for the three months ended March 31, 1997.

      The increase in net income was principally attributable to (a) increased income from publishing operations and (b) income tax benefits which resulted from the reversal of valuation allowance for equity in losses of Gradco Systems Inc. not recognized as deferred tax benefits in prior years, offset by the decrease in investment income as discussed in the preceding paragraph.

LIQUIDITY AND SOURCES OF CAPITAL CASH FLOWS INFORMATION
-------------------------------------------------------

      The working capital was $61,848,465 at March 31, 1998 compared to $64,913,947 at December 31,1997.

      Cash flows from operating activities were $7,328,853 for the three months ended March 31,1998 compared to $1,594,527 for the three months ended March 31, 1997. The increase was primarily due to the sale of marketable securities. The Company invested $368,735 in capital assets and paid dividends of $1,088,178 for the three months ended March 31, 1998.

      Management anticipates that internally generated funds will exceed the requirements of the operations of the business. The Company also has funds of approximately $65,108,600 at March 31, 1998 invested in marketable securities and in cash and cash equivalents, which are available for use in business or acquisitions.

IMPACT OF A POSSIBLE SALE OF THE COMPANY ON SHAREHOLDERS
--------------------------------------------------------

      On February 25, 1998, the Company announced that it had engaged Salomon Smith Barney to explore a possible sale of the Company. The sale process is currently underway and the Company's shareholders are expected to benefit from the successful sale of the Company.

			PART II - OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K
-------  -------------------------------

          (a)  Exhibits:                None

          (b)  Reports on Form 8-K:     None

				SIGNATURES




	  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                   			    PLENUM PUBLISHING CORPORATION
                          -----------------------------




                                        By: /s/ Martin E. Tash
Date:  May 15, 1998                 ---------------------------------------
                                              Martin E. Tash
                                            President and CEO







                                        By: /s/ Ghanshyam A. Patel
Date: May 15, 1998                  ---------------------------------------
                                             Ghanshyam A. Patel
                                             Treasurer and CFO